Form 10-Q
period 2019-12-31
Union Acquisition Corp. II
filed 2020-02-04
CIK 1766146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  001-38563

UNION ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

590 Madison Avenue, Ninth Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 981-0630

N/A

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 4, 2020, there were 25,000,000 ordinary shares, $0.0001 par value, issued and outstanding.

UNION ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2019

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of December 31, 2019 (unaudited) and September 30, 2019 (audited)	1
Condensed Statements of Operations for the three months ended December 31, 2019 (unaudited) and for the period from December 6, 2018 (inception) through December 31, 2018 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity for the three months ended December 31, 2019 (unaudited) and for the period from December 6, 2018 (inception) through December 31, 2018 (unaudited)	3
Condensed Statement of Cash Flows for the three months ended December 31, 2019 (unaudited) and for the period from December 6, 2018 (inception) through December 31, 2018 (unaudited)	4
Notes to Condensed Interim Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	17
Item 6. Exhibits	17
Part III. Signatures	18

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	December 31, 2019	September 30, 2019
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,374,932	$27,831
Prepaid expenses and other current assets	180,342	—
Total Current Assets	1,555,274	27,831

Deferred offering costs	—	213,307
Cash and marketable securities held in Trust Account	200,580,190	—
Total Assets	$202,135,464	$241,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$55,675	$—
Accrued offering costs	5,150	56,313
Promissory note – related party	—	175,000
Total Current Liabilities	60,825	231,313

Commitments

Ordinary shares subject to possible redemption, 19,707,463 shares at redemption value at December 31, 2019	197,074,630	—

Shareholders’ Equity
Preference shares, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 150,000,000 shares authorized; 5,292,537 and 5,031,250(1) shares issued and outstanding (excluding 19,707,463 and -0- shares subject to possible redemption) at December 31, 2019 and September 30, 2019, respectively	529	503
Additional paid-in capital	4,670,619	24,497
Retained earnings/(Accumulated deficit)	328,861	(15,175)
Total Shareholders’ Equity	5,000,009	9,825
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$202,135,464	$241,138

(1)	Share count at September 30, 2019 included 656,250 shares subject to forfeiture. As a result of the underwriter's election to partially exercise their over-allotment option, 31,250 shares were forfeited and 625,000 shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2019	For the period from December 6, 2018 (inception) through December 31, 2018

Formation and operating costs	$243,237	$4,718
Loss from operations	(243,237)	(4,718)

Other income:
Interest earned on marketable securities held in Trust Account	587,273	-

Net income (loss)	$344,036	$(4,718)

Weighted average shares outstanding of redeemable ordinary shares	20,000,000	-
Basic and diluted net income per share	$0.03	$0.00

Weighted average shares outstanding of non-redeemable ordinary shares(1)	5,000,000	4,375,000
Basic and diluted net loss per share	$(0.05)	$(0.00)

(1)	Share count at December 31, 2018 included 656,250 shares subject to forfeiture. As a result of the underwriter's election to partially exercise their over-allotment option, 31,250 shares were forfeited and 625,000 shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

FOR THE PERIOD FROM DECEMBER 6, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

	Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 6, 2018 (inception)	—	$—	$—	$—	$—

Ordinary shares issued to Initial Stockholder	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	(4,718)	(4,718)
Balance – December 31, 2018	5,031,250	$503	$24,497	$(4,718)	$20,282

THREE MONTHS ENDED DECEMBER 31, 2019

	Ordinary Shares		Additional Paid in	(Accumulated Deficit) / Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – October 1, 2019	5,031,250	$503	$24,497	$(15,175)	$9,825

Forfeiture of Founders Shares	(31,250)	(3)	3	—	—

Sale of 20,000,000 Units, net of underwriting discounts and offering costs	20,000,000	2,000	195,468,778	—	195,470,778

Sale of 6,250,000 Private Placement Warrants	—	—	6,250,000	—	6,250,000

Ordinary shares subject to possible redemption	(19,707,463)	(1,971)	(197,072,659)	—	(197,074,630)

Net income	—	—	—	344,036	344,036
Balance – December 31, 2019	5,292,537	$529	$4,670,619	$328,861	$5,000,009

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,	For the Period From December 6, 2018 (Inception) Through December 31,
	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$344,036	$(4,718)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(587,273)	—
Fees charged on Trust Account	7,083	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(180,342)	—
Accrued expenses	55,675	4,726
Net cash (used in) provided by operating activities	(360,821)	8

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(200,000,000)	—
Net cash used in investing activities	(200,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000	—
Proceeds from sale of Private Placement Warrants	6,250,000	—
Proceeds from promissory note – related party	—	175,000
Repayment of promissory note – related party	(175,000)	—
Payments of offering costs	(367,078)	(25,000)
Net cash provided by financing activities	201,707,922	175,000

Net Change in Cash	1,347,101	175,008
Cash – Beginning	27,831	—
Cash – Ending	$1,374,932	$175,008

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$196,730,600	$—
Change in value of ordinary shares subject to possible redemption	$344,030	$—
Offering costs included in accrued offering costs	$—	$5,000

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

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

At December 31, 2019, the Company had not yet commenced any operations. All activity through December 31, 2019 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company anticipates it will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company originally selected December 31 as its fiscal year end. On October 17, 2019, the Company changed its fiscal year end to September 30.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,250,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to two of the Company’s shareholders, generating gross proceeds of $6,250,000, which described in Note 4.

Transaction costs amounted to $4,529,222, consisting of $4,000,000 of underwriting fees and $529,222 of other offering costs. In addition, $1,888,753 of cash was held outside of the Trust Account (as defined below) and available for working capital purposes.

Following the closing of the Initial Public Offering on October 22, 2019, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on the income earned on the funds held in trust) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

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

The Company will have until April 22, 2021 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period (and stockholders have not amended the Company’s amended and restated memorandum and articles of association to extend such date), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay liquidation expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors. Therefore, the actual per-share redemption amount could be reduced.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 18, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on October 21, 2019, and October 28, 2019. and the Company's Annual Report on Form 10-K for the period from December 6, 2018 (inception) through September 30, 2019, as filed with the SEC on December 30, 2019 The interim results for the three months ended December 31, 2019 are not necessarily indicative of the results to be expected for the year ending September 30, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the unaudited condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2019, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $4,529,222 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2019 and September 30, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s tax provision is zero because the Company is incorporated in the Cayman Islands with no connection to any other taxable jurisdiction. The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company has no deferred tax assets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 26,250,000 shares of ordinary shares in the aggregate.

The Company’s condensed interim statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of approximately $587,000 for the three months ended December 31, 2019, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2019 and September 30, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed interim financial statements, primarily due to their short-term nature.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the three months ended December 31, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures moving forward until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

In December 2018, the Company issued an aggregate of 4,312,500 ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000. In August 2019, the Company effected a share capitalization pursuant to which the Company issued an additional 718,750 ordinary shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. As a result, there were 5,031,250 shares outstanding, of which an aggregate of up to 656,250 shares were subject to forfeiture by the Initial Shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Shareholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option, 31,250 Founder Shares were forfeited and 625,000 Founder Shares are no longer subject to forfeiture. Thus, at December 31, 2019, there are 5,000,000 ordinary shares to the Initial Shareholders outstanding.

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

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

Promissory Note — Related Party

The Company issued an unsecured promissory note to Union Group on December 19, 2018, pursuant to which the Company may borrow up to aggregate principal amount of $200,000 (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2019, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding balance of $175,000 under the Promissory Note was repaid during the three months ended December 31, 2019.

Support Services

The Company entered into an agreement, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of one of the Company’s directors a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended December 31, 2019, the Company incurred $25,000 in fees for these services, which is included in accrued expenses in the accompanying condensed balance sheet as of December 31, 2019.

The Company also pays its Chief Operating Officer a $10,000 per month consulting fee, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation. For the three months ended December 31, 2019, the Company incurred and paid $30,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. There are no borrowings under the working capital loans to date. As of December 31, 2019 and September 30, 2019, no Working Capital Loans were outstanding.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

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

Business Combination Marketing Agreement

The Company intends to engage the representative of the underwriters in the Initial Public Offering as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay this entity an aggregate cash fee for such services upon the consummation of a Business Combination in an amount equal to $4,200,000 (exclusive of any applicable finders’ fees which might become payable).

NOTE 6 — SHAREHOLDER’S EQUITY

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2019 and September 30, 2019, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 150,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At December 31, 2019 and September 30, 2019, there were 5,292,537 and 5,031,250 ordinary shares issued and outstanding, excluding 19,707,463 and -0- ordinary shares subject to possible redemption, respectively.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

NOTE 7 — FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2019, assets held in the Trust Account were comprised of $22,663 in money market funds which are invested in government securities and $200,557,527 in U.S. Treasury Bills.

The gross holding losses and fair value of held-to-maturity securities at December 31, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2019	U.S. Treasury Securities (Mature on 01/14/2020)	$200,557,527	$7,148	$200,564,675

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed interim financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Union Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed on December 6, 2018 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our Initial Public Offering, which was consummated on October 22, 2019 and, after the Initial Public Offering, identifying a target company for a Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended December 31, 2019, we had net income of $344,036, which consisted of interest earned on marketable securities held in the Trust Account of $587,273, offset by operating expenses of $243,237.

For the period from December 6, 2018 (inception) through December 31, 2018, we had a net loss of $4,718, which consisted of operating and formation costs.

Liquidity and Capital Resources

On October 22, 2019, we consummated the Initial Public Offering of 20,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 2,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,250,000 Private Placement Warrants to two of our shareholders at a price of $1.00 per warrant, generating gross proceeds of $6,250,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $200,000,000 was placed in the Trust Account and, following the payment of certain transaction expenses, we had $1,888,753 of cash held outside of the Trust Account and available for working capital purposes. We incurred $4,529,222 in Initial Public Offering related costs, including $4,000,000 of underwriting fees and $529,222 of other costs.

For the three months ended December 31, 2019, net cash used in operating activities was $360,821. Net income of $344,036 was offset by interest earned on marketable securities of $587,273, fees charged on the Trust Account of $7,083 and changes in operating assets and liabilities, which used $124,667 of cash from operating activities.

For the period from December 6, 2018 (inception) through December 31, 2019, cash provided by operating activities was $8. Net loss of $4,718 was offset by changes in operating liabilities, which used $4,726 of cash from operating activities.

At December 31, 2019, we had cash and marketable securities held in the Trust Account of $200,580,190. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2019, we had cash of $1,374,932 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay UCG International Corp., an affiliate of Juan Sartori, a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on October 17, 2019 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

We also pay our Chief Operating Officer a $10,000 per month consulting fee, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders' equity section of our balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the periods.

Recent accounting pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the three months ended December 31, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures moving forward until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 22, 2019, we consummated our Initial Public Offering of 20,000,000 Units, inclusive of 2,500,000 Units sold to the underwriters exercising their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $200,000,000. Each Unit consisted of one ordinary share of the Company, par value $0.0001 per share, and one redeemable warrant of the Company. Cantor acted as the sole book running manager and co-manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-233988). The SEC declared the registration statement effective on October 17, 2019.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 6,250,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,250,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the Private Placement Warrants, $200,000,000 was placed in the Trust Account.

We paid a total of $4,000,000 underwriting discounts and commissions and $529,222 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION ACQUISITION CORP. II

Date: February 4, 2020		/s/ Kyle P. Bransfield
	Name:	Kyle P. Bransfield
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)