Form 10-Q
period 2020-03-31
Union Acquisition Corp. II
filed 2020-05-07
CIK 1766146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  001-38563

UNION ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

477 Broome St. New York, New York	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 981-0630

590 Madison Avenue, Ninth Floor, New York, New York 10022

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

As of May 7, 2020, there were 25,000,000 ordinary shares, $0.0001 par value, issued and outstanding.

UNION ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2020 (unaudited) and September 30, 2019 (audited)	1
Condensed Statements of Operations for the three and six months ended March 31, 2020 (unaudited) and for three months ended March 2019 and for the period from December 6, 2018 (inception) through March 31, 2019 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended March 31, 2020 (unaudited) and for the three months ended March 31, 2019 and for the period from December 6, 2018 (inception) through March 31, 2019 (unaudited)	3
Condensed Statement of Cash Flows for the six months ended March 31, 2020 (unaudited) and for the period from December 6, 2018 (inception) through March 31, 2019 (unaudited)	4
Notes to Condensed Interim Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	15
Item 4. Controls and Procedures	15
Part II. Other Information
Item 1A. Risk factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	16
Item 6. Exhibits	16
Part III. Signatures	17

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2020	September 30, 2019
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,156,118	$27,831
Prepaid expenses and other current assets	204,191	—
Total Current Assets	1,360,309	27,831

Deferred offering costs	—	213,307
Cash and marketable securities held in Trust Account	201,201,858	—
TOTAL ASSETS	$202,562,167	$241,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$67,500	$—
Accrued offering costs	—	56,313
Promissory note – related party	—	175,000
Total Current Liabilities	67,500	231,313

Commitments

Ordinary shares subject to possible redemption, 19,749,466 shares at redemption value at March 31, 2020	197,494,660	—

Shareholders’ Equity
Preference shares, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 150,000,000 shares authorized; 5,250,534 and 5,031,250 (1) shares issued and outstanding (excluding 19,749,466 and -0- shares subject to possible redemption) at March 31, 2020 and September 30, 2019, respectively	525	503
Additional paid-in capital	4,250,593	24,497
Retained earnings/(Accumulated deficit)	748,889	(15,175)
Total Shareholders’ Equity	5,000,007	9,825
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$202,562,167	$241,138

(1)	Share count at September 30, 2019 included 656,250 shares subject to forfeiture. As a result of the underwriter's election to partially exercise their over-allotment option, 31,250 shares were forfeited and 625,000 shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,	For the period from December 6, 2018 (inception) through March 31,
	2020	2019	2020	2019

Formation and operating costs	$214,140	$2,393	$457,377	$7,111
Loss from operations	(214,140)	(2,393)	(457,377)	(7,111)

Other income:
Interest earned on marketable securities held in Trust Account	634,168	—	1,221,441	—

Net income (loss)	$420,028	$(2,393)	$764,064	$(7,111)

Weighted average shares outstanding of redeemable ordinary shares	20,000,000	—	20,000,000	—
Basic and diluted net income per share	$0.03	$0.00	$0.06	$0.00

Weighted average shares outstanding of non-redeemable ordinary shares (1)	5,000,000	4,375,000	5,000,000	4,375,000
Basic and diluted net loss per share	$(0.04)	$(0.00)	$(0.09)	$(0.00)

(1)	Share count at March 31, 2019 included 656,250 shares subject to forfeiture. As a result of the underwriter's election to partially exercise their over-allotment option, 31,250 shares were forfeited and 625,000 shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED MARCH 31, 2020

	Ordinary Shares		Additional Paid in	(Accumulated Deficit) / Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – October 1, 2019	5,031,250	$503	$24,497	$(15,175)	$9,825

Forfeiture of Founders Shares	(31,250)	(3)	3	—	—

Sale of 20,000,000 Units, net of underwriting discounts and offering costs	20,000,000	2,000	195,468,778	—	195,470,778

Sale of 6,250,000 Private Placement Warrants	—	—	6,250,000	—	6,250,000

Ordinary shares subject to possible redemption	(19,707,463)	(1,971)	(197,072,659)	—	(197,074,630)

Net income	—	—	—	344,036	344,036
Balance – December 31, 2019	5,292,537	529	4,670,619	328,861	5,000,009

Ordinary shares subject to possible redemption	(42,003)	(4)	(420,026)	—	(420,030)

Net income	—	—	—	420,028	420,028
Balance – March 31, 2020	5,250,534	$525	$4,250,593	$748,889	$5,000,007

FOR THE PERIOD FROM DECEMBER 6, 2018 (INCEPTION) THROUGH MARCH 31, 2019

	Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 6, 2018 (inception)	—	$—	$—	$—	$—

Ordinary shares issued to Initial Stockholder	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	(4,718)	(4,718)
Balance – December 31, 2018	5,031,250	503	24,497	(4,718)	20,282

Net loss	—	—	—	(2,393)	(2,393)
Balance – March 31, 2019	5,031,250	$503	$24,497	$(7,111)	$17,889

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,	For the Period From December 6, 2018 (Inception) Through March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$764,064	$(7,111)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,221,441)	—
Fees charged on Trust Account	19,583	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(204,191)	—
Accrued expenses	67,500	—
Net cash used in operating activities	(574,485)	(7,111)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(200,000,000)	—
Net cash used in investing activities	(200,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000	—
Proceeds from sale of Private Placement Warrants	6,250,000	—
Proceeds from promissory note – related party	—	175,000
Repayment of promissory note – related party	(175,000)	—
Payments of offering costs	(372,228)	(70,000)
Net cash provided by financing activities	201,702,772	130,000

Net Change in Cash	1,128,287	122,889
Cash – Beginning	27,831	—
Cash – Ending	$1,156,118	$122,889

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$196,730,600	$—
Change in value of ordinary shares subject to possible redemption	$764,060	$—
Offering costs included in accrued offering costs	$—	$5,000

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

At March 31, 2020, the Company had not yet commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $4,529,222, consisting of $4,000,000 of underwriting fees and $529,222 of other offering costs. In addition, as of March 31, 2020, cash of $1,156,118 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on October 22, 2019, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding taxes payable on the income earned on the funds held in trust) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

MARCH 31, 2020

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

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 18, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on October 21, 2019, and October 28, 2019. and the Company's Annual Report on Form 10-K for the period from December 6, 2018 (inception) through September 30, 2019, as filed with the SEC on December 30, 2019 The interim results for the three and six months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending September 30, 2020 or for any future periods.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 22, 2021.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020, there are 19,749,466 ordinary shares subject to possible redemption presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $4,529,222 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2020 and September 30, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s condensed interim statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of approximately $634,000 and $1,221,000 for the three and six months ended March 31, 2020, respectively, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2020 and September 30, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed interim financial statements, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

In December 2018, the Company issued an aggregate of 4,312,500 ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000. In August 2019, the Company effected a share capitalization pursuant to which the Company issued an additional 718,750 ordinary shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. As a result, there were 5,031,250 shares outstanding, of which an aggregate of up to 656,250 shares were subject to forfeiture by the Initial Shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Shareholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option, 31,250 Founder Shares were forfeited and 625,000 Founder Shares are no longer subject to forfeiture. Thus, at March 31, 2020, there are 5,000,000 ordinary shares to the Initial Shareholders outstanding.

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

Support Services

The Company entered into an agreement, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of one of the Company’s directors a monthly fee of $10,000 for office space, utilities and administrative support. For the three and six months ended March 31 , 2020, the Company incurred $30,000 and $55,000 in fees for these services, of which $55,000 is included in accrued expenses in the accompanying condensed balance sheet as of March 31, 2020.

The Company also pays its Chief Operating Officer a $10,000 per month consulting fee, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation. For the three and six months ended March 31, 2020, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. There are no borrowings under the working capital loans to date. As of March 31, 2020 and September 30, 2019, no Working Capital Loans were outstanding.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6 — SHAREHOLDER’S EQUITY

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2020 and September 30, 2019, there were no preference shares issued or outstanding.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Ordinary Shares

The Company is authorized to issue 150,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At March 31, 2020 and September 30, 2019, there were 5,250,534 and 5,031,250 ordinary shares issued and outstanding, excluding 19,749,466 and -0- ordinary shares subject to possible redemption, respectively.

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

MARCH 31, 2020

(Unaudited)

NOTE 7 — FAIR VALUE MEASUREMENTS

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

At March 31, 2020, assets held in the Trust Account were comprised of $201,201,858 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$201,201,858

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

For the three months ended March 31, 2020, we had net income of $420,028, which consisted of interest earned on marketable securities held in the Trust Account of $634,168, offset by operating expenses of $214,140.

For the six months ended March 31, 2020, we had net income of $764,064, which consisted of interest earned on marketable securities held in the Trust Account of $1,221,441, offset by operating expenses of $457,377.

For the three months ended March 31, 2019, we had a net loss of $2,393, which consisted of operating and formation costs.

For the period from December 6, 2018 (inception) through March 31, 2019, we had a net loss of $7,111, which consisted of operating and formation costs.

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

For the six months ended March 31, 2020, net cash used in operating activities was $574,485. Net income of $764,064 was offset by interest earned on marketable securities of $1,221,441, fees charged on the Trust Account of $19,583 and changes in operating assets and liabilities, which used $136,691 of cash from operating activities.

For the period from December 6, 2018 (inception) through March 31, 2019, cash used in operating activities was $7,111, which represents a net loss of $7,111.

At March 31, 2020, we had cash and marketable securities held in the Trust Account of $201,201,858. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2020, we had cash of $1,156,118 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 22, 2021.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders' equity section of our condensed balance sheets.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the period ended September 30, 2019 except as follows:

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Health and Human Services Secretary declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. The outbreak of COVID-19 has adversely impacted the economies and financial markets worldwide, and the business of any potential target business with which we ultimately consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION ACQUISITION CORP. II

Date: May 7, 2020		/s/ Kyle P. Bransfield
	Name:	Kyle P. Bransfield
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)