Form 10-K
period 2020-09-30
Union Acquisition Corp. II
filed 2020-12-30
CIK 1766146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2020

Commission File Number 001-39089

UNION ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

1425 Brickell Ave., #57B
Miami, FL	33131
(Address of principal executive offices)	(zip code)

(212) 981-0630

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one ordinary share and one redeemable warrant	LATNU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	LATN	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for Ordinary Shares at an exercise price of $11.50 per share	LATNW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 29, 2020, 25,000,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

UNION ACQUISITION CORP. II

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Union Acquisition Corp. II.

For a description of our inception and initial public offering (“IPO”) of units, ordinary shares, and warrants, and our simultaneous private placement of warrants (the “Private Warrants”), see the section tiled “Business” contained in our annual report on Form 10-K for the period ended September 30, 2019, as filed with the Securities and Exchange Commission (“SEC”) on December 30, 2019, which is incorporated by reference herein.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until after the consummation of our initial business combination. We intend to utilize cash derived from the proceeds of our IPO and the private placement of Private Warrants, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the IPO and the private placement of Private Placement Warrants are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes.

If we pay for our initial business combination using stock or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our initial shareholders, officers, and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, we believe that the relationships they have developed over their careers will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus filed in connection with our IPO and know what types of businesses we are targeting. Our initial shareholders, officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We may determine to engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis. If we do, we may pay such firms a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial stockholders, we will do so only if we have obtained an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary duties and the Nasdaq requirement that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;
●	growth potential;
●	brand recognition and potential;
●	experience and skill of management and availability of additional personnel;
●	capital requirements;
●	competitive position;
●	barriers to entry;
●	stage of development of the products, processes, or services;
●	existing distribution and potential for expansion;
●	degree of current or potential market acceptance of the products, processes, or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
●	impact of regulation on the business;
●	regulatory environment of the industry;
●	costs associated with effecting the business combination;
●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
●	cause us to depend on the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), in each case calculated as of two business days prior to the consummation of the business combination and subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek shareholder approval, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 18 months from the closing of this offering in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or to convert their shares, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote or increase the likelihood of satisfying the necessary closing conditions to such transaction. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 15% or more of the shares sold in this offering. Such a public shareholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him or his affiliates. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a shareholder’s ability to convert no more than 15% of the shares sold in this offering, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders.

Our initial shareholders, officers, and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to deliver their shares prior to a specified date. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until April 22, 2021 to complete our initial business combination. If we are unable to complete our initial business combination within such time period (or such longer period that our shareholders may approve), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not and not previously released to us (less up to $100,000 of interest to pay liquidation expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants which will expire worthless if we fail to complete our initial business combination by April 22, 2021 (or such longer period that our shareholders may approve).

Our initial shareholders, which include our independent directors, have entered into agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the required time period. However, if our initial shareholders or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by such date.

Our executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In order to protect the amounts held in the trust account, Union Group International Holdings Limited has contractually agreed pursuant to a written agreement with us that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe Union Group International Holdings Limited has sufficient net worth to satisfy its indemnity obligation should it arise, however we have not asked it to reserve for such obligations and we cannot assure you it will have sufficient liquid assets to satisfy such obligations if it is required to do so. Additionally, the agreement entered into by Union Group International Holdings Limited specifically provides for two exceptions to the indemnity given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. As a result, we cannot assure you that the per-share distribution from the trust account, if we liquidate the trust account because we have not completed a business combination within the required time period, will not be less than $10.00.

In the event that Union Group International Holdings Limited asserts that it is unable to satisfy any indemnification obligations that may arise or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Union Group International Holdings Limited to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce these indemnification obligations, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the required time period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights and followed the procedures described above and as detailed in the applicable proxy or tender offer materials. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
●	our obligation to convert or repurchase ordinary shares held by our public shareholders may reduce the resources available to us for a business combination; and
●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Human Capital Resources

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

Risk Factors Specific to Our Business

If we are unable to consummate a business combination, our public shareholders may be forced to wait until after April 22, 2021 before receiving distributions from the trust account.

We have until April 22, 2021 to complete a business combination (unless our shareholders approve an amendment to our amended and restated memorandum and articles of association to provide for a longer period of time). We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in its report.

In its report on our financial statements for the year ended September 30, 2020, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations unless we complete a business combination by April 22, 2021.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this Form 10-K. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate.

We may issue shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 150,000,000 ordinary shares, par value $.0001 per share, and 1,000,000 preference shares, par value $.0001 per share. We may issue a substantial number of additional ordinary shares or preference shares, or a combination of ordinary shares and preference shares, to complete a business combination. The issuance of additional ordinary shares or preference shares will not reduce the per-share conversion amount in the trust account, but:

●	may significantly reduce the equity interest of investors in this offering;
●	may subordinate the rights of holders of ordinary shares if we issue preference shares with rights senior to those afforded to our ordinary shares;
●	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in, among other things:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

If the net proceeds of the IPO not being held in trust are insufficient to allow us to operate for at least until April 22, 2021, we may be unable to complete a business combination.

We cannot assure you that available funds will be sufficient to allow us to operate for at least until April 22, 2021, assuming that a business combination is not consummated during that time. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial shareholders, officers or directors or their affiliates to operate or may be forced to liquidate. Our initial shareholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into private warrants at a price of $1.00 per private warrant.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public shareholders, Union Group International Holdings Limited has agreed (subject to certain exceptions described elsewhere in this annual report) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe Union Group International Holdings Limited has sufficient net worth to satisfy its indemnity obligation should it arise, however we cannot assure you it will have sufficient liquid assets to satisfy such obligations if it is required to do so. Therefore, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders at least $10.00.

Our independent directors may decide not to enforce Union Group International Holdings Limited’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and Union Group International Holdings Limited asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Union Group International Holdings Limited to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated memorandum and articles of association provide that we will continue in existence only until April 22, 2021 (unless this time period is otherwise extended by our shareholders). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the trust funds and not previously released to us (less up to $100,000 of such interest to pay liquidation expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. Accordingly, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to pay a fine of US$18,292.68 and subject to imprisonment for five years in the Cayman Islands.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we currently intend to focus our search for target businesses located in Latin America, we may consummate a business combination with a company in any industry or geographic location we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

Additionally, Juan Sartori, our non-executive Chairman of the Board, was elected as a senator of Uruguay in February 15, 2020. Mr. Sartori’s involvement in Uruguayan politics may limit the time he is able to dedicate to our company and additional conflicts may arise as a result of any other position he may ultimately hold. Furthermore, we cannot guarantee that Mr. Sartori will not resign as our non-executive Chairman of the Board as a result of such involvement.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are officers and/or directors of other companies and will not commit their full time to our affairs. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. However, we cannot guarantee that Mr. Sartori will not resign as our non-executive Chairman of the Board as a result of his involvement in Uruguayan politics. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our officers and directors have waived their right to convert their founders’ shares or any other shares purchased by them, or to receive distributions from the trust account with respect to their founders’ shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the founder shares and the private warrants will be worthless if we do not consummate a business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions, and timing of a particular business combination are appropriate and in our shareholders’ best interest.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Additionally, our officers and directors may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. For a more detailed description of the pre-existing fiduciary and contractual obligations of our management team, and the potential conflicts of interest that such obligations may present, see the section titled “Management — Conflicts of Interest.”

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our ordinary shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 22, 2024, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these provisions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from shareholders seeking conversion, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our initial shareholders, officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting all applicable conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expenses for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our shares price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our ordinary shares. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The requirement that we complete an initial business combination by April 22, 2021 may give potential target businesses leverage over us in negotiating a business combination.

We currently have until April 22, 2021 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or initial shareholders. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands and certain of our officers and directors are residents of jurisdictions outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (2018 Revision) (as the same may be supplemented or amended from time to time) or the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

If we effect a business combination with a company located in Latin America, we would be subject to a variety of additional risks that may negatively impact our operations.

We currently intend to focus our search for target businesses located in Latin America. If we acquired a company in Latin America or in another jurisdiction outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	increased tariffs and trade barriers;

●	higher costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States, including as a result of new or additional regulations or restrictions on trade.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Because we must furnish our shareholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as promulgated by the International Accounting Standards Board (IASB), or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our shareholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Risk Factors Relating to our Securities

If we do not file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to file and maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the ordinary shares issuable upon exercise of the warrants are not registered or qualified or exempt from registration or qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we would need approval from the holders of only 8,750,001 of the public warrants to amend the terms of the warrants.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, ordinary shares, and warrants are listed on Nasdaq, our units, ordinary shares, and warrants are covered securities. If we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

The ability of our shareholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price for the target business, because we will not know how many shareholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may need to arrange third party financing to help fund our business combination. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public shareholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public shareholder (but not our initial shareholders, officers or directors) the right to have his, her or its ordinary shares converted to cash (subject to the limitations described elsewhere in this annual report) regardless of whether such shareholder votes for or against such proposed business combination. This ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether he is voting for or against such proposed business combination or does not vote at all, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. Such conversion will be effectuated under Cayman Islands law as a compulsory redemption of the shares, with the redemption price to be paid being the applicable pro rata portion of the monies held in the trust account. We may require public shareholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any shareholder meeting called to approve a proposed business combination, we require public shareholders who wish to convert their shares to comply with specific requirements for conversion, such converting shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to convert their shares to comply with specific delivery requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our ordinary shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek conversion may be able to sell their securities.

Our officers and directors and their affiliates will control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our officers and directors and their affiliates own approximately 20% of our issued and outstanding ordinary shares. None of our officers, directors or their affiliates has indicated any intention to purchase units or ordinary shares from person in the open market or in private transactions. However, our officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our officers and directors have agreed to vote the ordinary shares owned by them immediately before this offering as well as any ordinary shares acquired in this offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 18 months. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding the private warrants and any warrants issued in payment of working capital loans made to us, to the extent they are held by the initial purchasers or their permitted transferees) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to make a demand that we register the resale of the founders’ shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the private warrants and any warrants our officers, directors, or their affiliates may be issued in payment of working capital loans made to us are entitled to demand that we register the resale of the private warrants and any other warrants we issue to them (and the underlying ordinary shares) commencing at any time after we consummate an initial business combination. The presence of these additional ordinary shares trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

General Risk Factors

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

The coronavirus (COVID-19) pandemic has resulted in a widespread health crisis that has adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company's personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We maintain our principal executive offices at 1425 Brickell Ave., #57B, Miami, FL 33131. This space is being provided to us by UCG International Corp., an affiliate of Mr. Sartori, for a monthly fee of $10,000. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, ordinary shares and warrants are listed on the Nasdaq Capital Market (“Nasdaq”) under the symbols LATNU, LATN and LATNW, respectively.

Holders

As of September 30, 2020, there was one holder of record of our units, nine holders of record of our ordinary shares and three holders of record of our warrants.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In December 2018, we issued 4,312,500 founder shares to Kyle Bransfield, our Chief Executive Officer, in exchange for a capital contribution of $25,000, or approximately $0.006 per share. In August 2019, we effected a share capitalization pursuant to which we issued an additional 718,750 ordinary shares, resulting in there being an aggregate of 5,031,250 founders’ shares outstanding. Mr. Bransfield then transferred 2,515,625 shares to each of Union Acquisition Associates II, LLC, an entity controlled by him, and Union Group International Holdings Limited, an entity controlled by Juan Sartori, our Non-Executive Chairman of the Board. Union Acquisition Associates II, LLC and Union Group International Holdings Limited thereafter transferred an aggregate of 152,500 shares to our officers, directors, advisors, and their affiliates at the same price the shares were originally paid for by Mr. Bransfield.

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

Simultaneously with the consummation of the IPO, we consummated the sale of 6,250,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $6,250,000. The Private Warrants were purchased by Union Acquisition Associates II, LLC and Union Group International Holdings Limited. The Private Warrants are identical to the warrants sold in the IPO, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchaser or its permitted transferees. The purchasers of Private Warrants have agreed not to transfer, assign, or sell any of the Private Warrants or ordinary shares underlying the Private Warrants (except to certain permitted transferees) until 30 days after the completion of our initial business combination.

Transaction costs to date amounted to $4,529,222, consisting of $4,000,000 of underwriting fees and $529,222 of other costs. In addition, $1,888,753 was held as cash outside of the trust account established in connection with the IPO and is available for working capital purposes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our income or other tax obligations and up to $100,000 for our liquidation expenses. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 6, 2018 (inception) to September 30, 2020 were organizational activities and those necessary to consummate the IPO, described below. Following the IPO, we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from October 1, 2019 through September 30, 2020, we had net income of $500,467 which consists of interest income earned on the trust account of $1,367,922, offset by operating and formation costs of $867,455.

For the period from December 6, 2018 (inception) through September 30, 2019, we had a net loss of $15,175, which consisted of operating and formation costs.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $955,800. Until the consummation of the IPO, our liquidity needs were satisfied through the receipt of $25,000 from the sale of founders’ shares and a $175,000 loan from one of our initial shareholders.

On October 22, 2019, we consummated the IPO of 20,000,000 units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,500,000 units, at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 6,250,000 Private Warrants to Union Acquisition Associates II, LLC and Union Group International Holdings Limited at a price of $1.00 per Private Warrant, generating total proceeds of $6,250,000.

Following the IPO and the sale of the Private Warrants, a total of $200,000,000 was placed in the trust account. We incurred $4,529,222 in IPO-related costs, including $4,000,000 of underwriting fees and $529,222 of other offering costs.

For the year ended September 30, 2020, net cash used in operating activities was $774,803. Net income of $500,467 was offset by interest earned on marketable securities of $1,367,922, fees charged on the trust account of $44,583 and changes in operating assets and liabilities, which generated $48,069 of cash from operating activities.

For the period from December 6, 2018 (inception) through September 30, 2019, cash used in operating activities was $15,175, resulting primarily from our net loss of $15,175.

At September 30, 2020, we had cash and marketable securities held in the Trust Account of $201,323,339. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

At September 30, 2020, we had cash of $955,800 held outside of the trust account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants.

If our estimates of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us we will be forced to cease operations and liquidate the trust account.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the trust account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the period ended September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at September 30, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of September 30, 2020.

During the fiscal period ended September 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position

Juan Sartori	39	Non-Executive Chairman of the Board

Kyle P. Bransfield	36	Chief Executive Officer and Director

Daniel W. Fink	43	Chief Operating Officer and Director

Gerald W. Haddock	72	Director

Joseph J. Schena	61	Director

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

Kyle P. Bransfield has served as our Chief Executive Officer and a director since our inception. He has also served as director of Union I since November 2017 and served as its Chief Executive Officer from December 2017 until it completed its merger with Bioceres in March 2019. Mr. Bransfield currently serves on the board of the resulting entity, Bioceres Crop Solutions (NYSE American: BIOX), and sits on the audit, compensation, and nominating and governance committees. Mr. Bransfield is Founder and CEO of Union Acquisition Group a private and public markets investment firm.  Prior to Union Acquisition Group, Mr. Bransfield was a Partner at Exos Technology Financial Partners where he established a SPAC Asset Management business through the formation of Exos SPAC Opportunities I and the Morgan Creek-Exos SPAC+ Fund. Prior to Exos, Mr. Bransfield was a Partner of Atlantic-Pacific Capital and led the firm’s global direct private placement and structured investment activities beginning in 2015. Mr. Bransfield has over 13 years of experience in direct equity and debt private markets principal investing, capital raising, and investment banking. Prior to joining Atlantic-Pacific, Mr. Bransfield was an investment banker in Sagent Advisors’ Private Financing Solutions Group from 2014 to 2015. Prior to Sagent, Mr. Bransfield spent five years from 2009 to 2014 as a Principal and General Partner at CS Capital Partners, a Philadelphia-based multi-family office focused on alternative investments. In his role there, he co-managed a portfolio of direct investments, served as an observer to several boards of directors, and fulfilled operating roles within portfolio companies. In 2006, Mr. Bransfield began his career in the Mergers & Acquisitions Group at Stifel Nicolaus Weisel. Mr. Bransfield received a B.S. in Business Administration from American University.

We believe Mr. Bransfield is well qualified to serve as a director due to deep expertise in SPACs and his contacts and business experience, including his experience with Union I.

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

Audit Committee

Effective October 17, 2019, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Juan Sartori, Gerald Haddock and Joseph Schena, each of whom is an independent director under Nasdaq’s listing standards. Notwithstanding that Mr. Sartori is an independent director under Nasdaq’s listing standards, Mr. Sartori owns more than 10% of our ordinary shares and as a result, does not fall under the Safe Harbor Provision of SEC Rule 10A-3. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Since October 22, 2019 through the acquisition of a target business, we will pay UCG International Corp., an affiliate of Mr. Sartori, $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary. We also pay Dan Fink, our Chief Operating Officer, a $10,000 per month consulting fee, which commenced on October 22, 2019 and will continue through the acquisition of a target business.

Other than the $10,000 per month administrative fee, the $10,000 per month consulting fee to our Chief Operating Officer, the portion of the business combination marketing agreement fee payable to Atlantic-Pacific Capital, Inc. and the repayment of $200,000 of non-interest bearing loans made to us by Union Group International Holdings Limited, one of our initial shareholders and an affiliate of Juan Sartori, our Non-Executive Chairman of the Board, no compensation or fees of any kind, including finder’s, consulting fees, and other similar fees, will be paid to our initial shareholders, members of our management team, or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with their performance of any duties on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

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

	Amount and		Approximate
	Nature of		Percentage of
	Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership		Shares
Juan Sartori	2,352,500	(2)	9.4%
Kyle P. Bransfield	2,502,500	(3)	10.0%
Daniel W. Fink	75,000		*
Gerald W. Haddock	25,000		*
Joseph J. Schena	25,000		*
Union Group International Holdings Limited	2,352,500		9.4%
Union Acquisition Associates II, LLC	2,352,500		9.4%
All directors and executive officers as a group (five individuals)	4,980,000		19.9%
Five Percent Holders:
Siu Min Wong(4)	1,500,000		6.0%
HGC Investment Management Inc.(5)	1,295,000		5.18%
Polar Asset Management Partners Inc.(6)	1,500,000		6.0%
Hudson Bay Capital Management LP(7)	1,300,000		5.2%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 1425 Brickell Ave., #57B, Miami, FL 33131.
(2)	Represents shares held by Union Group International Holdings Limited, an entity controlled by Mr. Sartori.
(3)	Includes shares held by Union Acquisition Associates II, LLC, an entity controlled by Mr. Bransfield, and PENSCO Trust Company, which holds shares for Mr. Bransfield as beneficiary.
(4)	The business address of Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022. Represents shares held for the account of Linden Capital L.P. (“Linden Capital”) and one or more separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the shares held by each of Linden Capital and the Managed Accounts. The foregoing information was derived from a Schedule 13G filed on November 1, 2019.
(5)	The business address of HGC Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada. Represents shares held for the account of HGC Arbitrage Fund LP (the “Fund”). HGC Investment Management Inc. serves as the investment manager to the Fund.
(6)	The business address of Polar Asset Management Partners Inc. (“Polar”) is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Represents shares held by Polar Multi-Strategy Master Fund, to which Polar serves as an investment advisor.
(7)	The business address of Hudson Bay Capital Management LP (“Hudson Bay”) is 777 Third Avenue, 30th Floor, New York, NY 10017. Represents shares held by Tech Opportunities LLC, which is controlled by Hudson Bay Master Fund Ltd. Hudson Bay serves as investment manager to Hudson Bay Master Fund Ltd.

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

Our executive officers and directors, and Union Group International Holdings Limited and Union Acquisition Associates II, LLC, each affiliates of our Chairman and Chief Executive Officer, respectively, are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of September 30, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated October 17, 2019, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees

For the fiscal year ended September 30, 2020 and for the period from December 6, 2018 (inception) through September 30, 2019, fees for our independent registered public accounting firm were approximately $82,400 and $97,500, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our September 30, 2020 and 2019 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees

For the fiscal year ended September 30, 2020 and for the period from December 6, 2018 (inception) through September 30, 2019, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

For the fiscal year ended September 30, 2020 and for the period from December 6, 2018 (inception) through September 30, 2019, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

For the year ended September 30, 2020 and for the period from December 6, 2018 (inception) through September 30, 2019, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Description

(2) Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate.**
4.2	Specimen Ordinary Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Registration Rights Agreement*
10.4	Share Escrow Agreement*
10.5	Administrative Services Agreement*
10.6	Consulting Agreement*
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2019
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-233988).

Item 16. FORM 10-K SUMMARY

None.

UNION ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Union Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Union Acquisition Corp. II (the "Company") as of September 30, 2020 and 2019, and the related statements of operations, changes in shareholders’ equity and cash flows, for the year ended September 30, 2020 and for the period from December 6, 2018 (inception) through September 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the year ended September 30, 2020 and for the period from December 6, 2018 (inception) through September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on April 22, 2021, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

New York, New York

December 29, 2020

UNION ACQUISITION CORP. II

BALANCE SHEETS

	September 30, 2020	September 30, 2019
ASSETS
Current Assets
Cash	$955,800	$27,831
Prepaid expenses	96,472	—
Total Current Assets	1,052,272	27,831

Deferred offering costs	—	213,307
Cash and marketable securities held in Trust Account	201,323,339	—
TOTAL ASSETS	$202,375,611	$241,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$144,541	$—
Accrued offering costs	—	56,313
Promissory note – related party	—	175,000
Total Current Liabilities	144,541	231,313

Commitments and Contingencies

Ordinary shares subject to possible redemption, $0.0001 par value, 19,723,106 and 0 shares at redemption value at $10.00 per share at September 30, 2020 and 2019, respectively	197,231,060	—

Shareholders’ Equity
Preference shares, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 150,000,000 shares authorized; 5,276,894 and 5,031,250 (1) shares issued and outstanding (excluding 19,723,106 and -0- shares subject to possible redemption) at September 30, 2020 and 2019, respectively	528	503
Additional paid-in capital	4,514,190	24,497
Retained earnings/(Accumulated deficit)	485,292	(15,175)
Total Shareholders’ Equity	5,000,010	9,825
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$202,375,611	$241,138

(1)	Share count at September 30, 2019 included 656,250 shares subject to forfeiture. As a result of the underwriters’ election to partially exercise their over-allotment option, 31,250 shares were forfeited and 625,000 shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of the financial statements.

UNION ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	Year Ended September 30,	For the period from December 6, 2018 (inception) through September 30,
	2020	2019

Formation and operating costs	$867,455	$15,175
Loss from operations	(867,455)	(15,175)

Other income:
Interest earned on marketable securities held in Trust Account	1,367,922	—

Net income (loss)	$500,467	$(15,175)

Weighted average shares outstanding of redeemable ordinary shares	20,000,000	—
Basic and diluted net income per share	$0.07	$0.00

Weighted average shares outstanding of non-redeemable ordinary shares (1)	5,000,000	4,375,000
Basic and diluted net loss per share	$(0.17)	$(0.00)

(1)	Share count at September 30, 2019 excluded 656,250 shares subject to forfeiture. As a result of the underwriters’ election to partially exercise their over-allotment option, 31,250 shares were forfeited and 625,000 shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of the financial statements.

UNION ACQUISITION CORP. II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEAR ENDED SEPTEMBER 30, 2020

	Ordinary Shares		Additional Paid in	(Accumulated Deficit) / Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – October 1, 2019	5,031,250	$503	$24,497	$(15,175)	$9,825

Forfeiture of Founders Shares	(31,250)	(3)	3	—	—

Sale of 20,000,000 Units, net of underwriting discounts and offering costs	20,000,000	2,000	195,468,778	—	195,470,778

Sale of 6,250,000 Private Placement Warrants	—	—	6,250,000	—	6,250,000

Ordinary shares subject to possible redemption	(19,723,106)	(1,972)	(197,229,088)	—	(197,231,060)

Net income	—	—	—	500,467	500,467
Balance – September 30, 2020	5,276,894	$528	$4,514,190	$485,292	$5,000,010

FOR THE PERIOD FROM DECEMBER 6, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 6, 2018 (inception)	—	$—	$—	$—	$—

Ordinary shares issued to Initial shareholder (1)	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	(15,175)	(15,175)
Balance – September 30, 2019	5,031,250	$503	$24,497	$(15,175)	$9,825

(1)	Included up to 656,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4). On October 22, 2019, as a result of the underwriters’ election to partially exercise their over-allotment option, 31,250 shares were forfeited.

The accompanying notes are an integral part of the financial statements.

UNION ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

	Year Ended September 30,	For the Period From December 6, 2018 (Inception) Through September 30,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$500,467	$(15,175)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,367,922)	—
Fees charged on Trust Account	44,583	—
Changes in operating assets and liabilities:
Prepaid expenses	(96,472)	—
Accrued expenses	144,541	—
Net cash used in operating activities	(774,803)	(15,175)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(200,000,000)	—
Net cash used in investing activities	(200,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000	—
Proceeds from sale of Private Placement Warrants	6,250,000	—
Proceeds from promissory note – related party	—	175,000
Repayment of promissory note – related party	(175,000)	—
Payments of offering costs	(372,228)	(156,994)
Net cash provided by financing activities	201,702,772	43,006

Net Change in Cash	927,969	27,831
Cash – Beginning	27,831	—
Cash – Ending	$955,800	$27,831

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$196,730,600	$—
Change in value of ordinary shares subject to possible redemption	$500,460	$—
Offering costs included in accrued offering costs	$—	$56,313

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

At September 30, 2020, the Company had not yet commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

Transaction costs amounted to $4,529,222, consisting of $4,000,000 of underwriting fees and $529,222 of other offering costs. In addition, as of September 30, 2020, cash of $955,800 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

UNION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

The Company will have until April 22, 2021 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period (and shareholders have not amended the Company’s amended and restated memorandum and articles of association to extend such date), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay liquidation expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors. Therefore, the actual per-share redemption amount could be reduced.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and 2019, respectively, there are 19,723,106 and 0 ordinary shares subject to possible redemption presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $4,529,222 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020 and 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s tax provision is zero because the Company is incorporated in the Cayman Islands with no connection to any other taxable jurisdiction. The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company has no deferred tax assets.

UNION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 26,250,000 shares of ordinary shares in the aggregate.

The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended September 30, 2020	For the Period from December 6, 2018 (inception) Through September 30, 2019
Redeemable Ordinary Shares
Numerator: Earnings allocable to Redeemable Ordinary Shares
Interest Income	$1,367,922	$—
Net Earnings	$1,367,922	$—
Denominator: Weighted Average Redeemable Ordinary Shares
Redeemable Ordinary Shares, Basic and Diluted	20,000,000	—
Earnings/Basic and Diluted Redeemable Ordinary Shares	$0.07	—

Non-Redeemable Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income (Loss)	$500,467	$(15,175)
Redeemable Net Earnings	$(1,367,922)	$—
Non-Redeemable Net Loss	$(867,455)	$(15,175)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Non-Redeemable Ordinary Shares, Basic and Diluted	5,000,000	5,031,250
Loss/Basic and Diluted Non-Redeemable Ordinary Shares	$(0.17)	$(0.00)

Note: As of September 30, 2020 and 2019, basic and diluted shares are the same as there are no securities that are dilutive to the shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020 and 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

UNION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

In December 2018, the Company issued an aggregate of 4,312,500 ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000. In August 2019, the Company effected a share capitalization pursuant to which the Company issued an additional 718,750 ordinary shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. As a result, there were 5,031,250 shares outstanding, of which an aggregate of up to 656,250 shares were subject to forfeiture by the Initial Shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Shareholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option, 31,250 Founder Shares were forfeited and 625,000 Founder Shares are no longer subject to forfeiture. Thus, at October 22, 2019, there were 5,000,000 ordinary shares to the Initial Shareholders outstanding.

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

Promissory Note — Related Party

The Company issued an unsecured promissory note to Union Group on December 19, 2018, pursuant to which the Company may borrow up to aggregate principal amount of $200,000 (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2019, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding balance as of September 30, 2019 of $175,000 under the Promissory Note was repaid on December 5, 2019.

Support Services

The Company entered into an agreement, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of one of the Company’s directors a monthly fee of $10,000 for office space, utilities and administrative support. For the year ended September 30, 2020, the Company incurred $115,000 in fees for these services, of which $115,000 is included in accrued expenses in the accompanying balance sheet as of September 30, 2020.

The Company also pays its Chief Operating Officer a $10,000 per month consulting fee, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation. For the year ended September 30, 2020, the Company incurred and paid $120,000 in fees for these services. No fees were paid as of September 30, 2019.

UNION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. There are no borrowings under the working capital loans to date. As of September 30, 2020 and 2019, no Working Capital Loans were outstanding.

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

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and 2019, there were no preference shares issued or outstanding.

UNION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Ordinary Shares

The Company is authorized to issue 150,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At September 30, 2020 and 2019, there were 5,276,894 and 5,031,250 ordinary shares issued and outstanding, excluding 19,723,106 and -0- ordinary shares subject to possible redemption, respectively.

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

NOTES TO FINANCIAL STATEMENTS

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

At September 30, 2020, assets held in the Trust Account were comprised of $46,650 in cash and $201,276,689 in U.S. Treasury Bills.

The gross holding losses and fair value of held-to-maturity securities at September 30, 2020 are presented below. The following table also presents information about the Company's assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
September 30, 2020	U.S. Treasury Securities (Mature on 10/22/2020)	1	$26,298,490	$195	$26,298,685
September 30, 2020	U.S. Treasury Securities (Mature on 10/29/2020)	1	$24,998,590	$(340)	$24,998,250
September 30, 2020	U.S. Treasury Securities (Mature on 11/5/2020)	1	$49,994,033	$1,967	$49,996,000
September 30, 2020	U.S. Treasury Securities (Mature on 11/27/2020)	1	$49,993,862	$(1,362)	$49,992,500
September 30, 2020	U.S. Treasury Securities (Mature on 12/10/2020)	1	$49,991,714	$(714)	$49,991,000
			$201,276,689	$(254)	$201,276,435

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of December, 2020.

UNION ACQUISITION CORP. II

By:	/s/ Kyle P. Bransfield
Kyle P. Bransfield
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Juan Sartori	Non-Executive Chairman of the Board	December 30, 2020
Juan Sartori

/s/ Kyle P. Bransfield	Chief Executive Officer and Director (Principal executive officer and principal financial and accounting officer)	December 30, 2020
Kyle P. Bransfield

/s/ Daniel W. Fink	Chief Operating Officer and Director	December 30, 2020
Daniel W. Fink

/s/ Gerald W. Haddock	Director	December 30, 2020
Gerald W. Haddock

/s/ Joseph J. Schena	Director	December 30, 2020
Joseph J. Schena