Form 10-Q
period 2020-12-31
Union Acquisition Corp. II
filed 2021-02-16
CIK 1766146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 16, 2021, there were 25,000,000 ordinary shares, $0.0001 par value, issued and outstanding.

UNION ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	December 31, 2020	September 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$673,963	$955,800
Prepaid expenses	47,222	96,472
Total Current Assets	721,185	1,052,272

Cash and marketable securities held in Trust Account	201,339,975	201,323,339
TOTAL ASSETS	$202,061,160	$202,375,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accrued expenses	$31,962	$144,541

Commitments and Contingencies

Ordinary shares subject to possible redemption, 19,702,919 and 19,723,106 shares at redemption value at December 31, 2020 and September 30, 2020, respectively	197,029,190	197,231,060

Shareholders’ Equity
Preference shares, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 150,000,000 shares authorized; 5,297,081 and 5,276,894 shares issued and outstanding (excluding 19,702,919 and 19,723,106 shares subject to possible redemption) at December 31, 2020 and September 30, 2020, respectively	530	528
Additional paid-in capital	4,716,058	4,514,190
Retained earnings	283,420	485,292
Total Shareholders’ Equity	5,000,008	5,000,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$202,061,160	$202,375,611

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2020	2019

Formation and operating costs	$231,008	$243,237
Loss from operations	(231,008)	(243,237)

Other income:
Interest earned on marketable securities held in Trust Account	29,136	587,273

Net (loss) income	$(201,872)	$344,036

Weighted average shares outstanding of redeemable ordinary shares	20,000,000	20,000,000
Basic and diluted net income per ordinary share	$0.00	$0.03

Weighted average shares outstanding of non-redeemable ordinary shares	5,000,000	5,000,000
Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED DECEMBER 31, 2020

	Ordinary Shares		Additional Paid in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – October 1, 2020	5,276,894	$528	$4,514,190	$485,292	$5,000,010

Change in value of ordinary shares subject to possible redemption	20,187	2	201,868	—	201,870

Net loss	—	—	—	(201,872)	(201,872)
Balance – December 31, 2020	5,297,081	$530	$4,716,058	$283,420	$5,000,008

THREE MONTHS ENDED DECEMBER 31, 2019

	Ordinary Shares		Additional Paid in	(Accumulated Deficit) / Retained	Total Shareholders’
	Shares	Amount	Earnings	Deficit	Equity
Balance – October 1, 2019	5,031,250	$503	$24,497	$(15,175)	$9,825

Forfeiture of Founders Shares	(31,250)	(3)	3	—	—

Sale of 20,000,000 Units, net of underwriting discounts and offering costs	20,000,000	2,000	195,468,778	—	195,470,778

Sale of 6,250,000 Private Placement Warrants	—	—	6,250,000	—	6,250,000

Ordinary shares subject to possible redemption	(19,707,463)	(1,971)	(197,072,659)	—	(197,074,630)

Net income	—	—	—	344,036	344,036
Balance – December 31, 2019	5,292,537	$529	$4,670,619	$328,861	$5,000,009

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

 UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(201,872)	$344,036
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(29,136)	(587,273)
Fees charged on Trust Account	12,500	7,083
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	49,250	(180,342)
Accrued expenses	(112,579)	55,675
Net cash used in operating activities	(281,837)	(360,821)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	196,000,000
Proceeds from sale of Private Placement Warrants	—	6,250,000
Repayment of promissory note – related party	—	(175,000)
Payments of offering costs	—	(367,078)
Net cash provided by financing activities	—	201,707,922

Net Change in Cash	(281,837)	1,347,101
Cash – Beginning	955,800	27,831
Cash – Ending	$673,963	$1,374,932

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$—	$196,730,600
Change in value of ordinary shares subject to possible redemption	$(201,870)	$344,030

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

At December 31, 2020, the Company had not yet commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

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

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 as filed with the SEC on December 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of September 30, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended September 30, 2020 and 2019. The interim results for the three months ended December 31, 2020 are not necessarily indicative of the results to be expected for the year ending September 30, 2021 or for any future interim periods.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and September 30, 2020, respectively, there are 19,702,919 and 19,723,106 ordinary shares subject to possible redemption presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $4,529,222 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020 and September 30, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

The Company’s condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended December 31,
	2020	2019
Redeemable Ordinary Shares
Numerator: Earnings allocable to Redeemable Ordinary Shares
Interest Income	$29,136	$587,273
Net Earnings	$29,136	$587,273
Denominator: Weighted Average Redeemable Ordinary Shares
Redeemable Ordinary Shares, Basic and Diluted	20,000,000	20,000,000
Earnings/Basic and Diluted Redeemable Ordinary Shares	$0.00	$0.03

Non-Redeemable Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net (Loss) Income	$(201,872)	$344,036
Redeemable Net Earnings	(29,136)	(587,273)
Non-Redeemable Net Loss	$(231,008)	$(243,237)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Non-Redeemable Ordinary Shares, Basic and Diluted	5,000,000	5,000,000
Loss/Basic and Diluted Non-Redeemable Ordinary Shares	$(0.05)	$(0.05)

As of December 31, 2020 and 2019, basic and diluted shares are the same as there are no securities that are dilutive to the shareholders.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At December 31, 2020 and September 30, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

In December 2018, the Company issued an aggregate of 4,312,500 ordinary shares (“Founder Shares”) for an aggregate purchase price of $25,000. In August 2019, the Company effected a share capitalization pursuant to which the Company issued an additional 718,750 ordinary shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization. As a result, there were 5,031,250 shares outstanding, of which an aggregate of up to 656,250 shares were subject to forfeiture by the Initial Shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Shareholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option, 31,250 Founder Shares were forfeited and 625,000 Founder Shares are no longer subject to forfeiture, resulting in 5,000,000 ordinary shares outstanding.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

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

Promissory Note — Related Party

The Company issued an unsecured promissory note to Union Group on December 19, 2018, pursuant to which the Company may borrow up to aggregate principal amount of $200,000 (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2019, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The Company borrowed $175,000 under the Promissory Note and fully repaid the balance during the three months ended December 31, 2019.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Support Services

The Company entered into an agreement, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of one of the Company’s directors a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended December 31, 2020 and 2019, the Company incurred $30,000 and $25,000 in fees for these services, respectively. At December 31, 2020 and September 30, 2020, $0 and $115,000 of such fee is included in accrued expenses in the accompanying unaudited condensed interim balance sheets.

The Company also pays its Chief Operating Officer a $10,000 per month consulting fee, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation. For each of the three months ended December 31, 2020 and 2019, the Company incurred and paid $30,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. There are no borrowings under the working capital loans to date. As of December 31, 2020 and September 30, 2020, no Working Capital Loans were outstanding.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed interim financial statements. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2020 and September 30, 2020, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 150,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At December 31, 2020 and September 30, 2020, there were 5,297,081 and 5,276,894 ordinary shares issued and outstanding, excluding 19,702,919 and 19,723,106 ordinary shares subject to possible redemption, respectively.

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

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

NOTE 7 — FAIR VALUE MEASUREMENTS

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

At December 31, 2020, assets held in the Trust Account were comprised of $201,339,975 in money market funds, which are invested in U.S. Treasury securities.

At September 30, 2020, assets held in the Trust Account were comprised of $46,650 in cash and $201,276,689 in U.S. Treasury Bills.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$201,339,975

The gross holding losses and fair value of held-to-maturity securities at September 30, 2020 are presented below. The following table also presents information about the Company's assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
September 30, 2020	U.S. Treasury Securities (Matured on 10/22/2020)	1	$26,298,490	$195	$26,298,685
September 30, 2020	U.S. Treasury Securities (Matured on 10/29/2020)	1	$24,998,590	$(340)	$24,998,250
September 30, 2020	U.S. Treasury Securities (Matured on 11/5/2020)	1	$49,994,033	$1,967	$49,996,000
September 30, 2020	U.S. Treasury Securities (Matured on 11/27/2020)	1	$49,993,862	$(1,362)	$49,992,500
September 30, 2020	U.S. Treasury Securities (Matured on 12/10/2020)	1	$49,991,714	$(714)	$49,991,000
			$201,276,689	$(254)	$201,276,435

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended December 31, 2020 and 2019.

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

For the three months ended December 31, 2020, we had net loss of $201,872, which consists of operating expenses of $231,008, offset by interest earned on marketable securities held in the Trust Account of $29,136.

For the three months ended December 31, 2019, we had net income of $344,036, which consisted of interest earned on marketable securities held in the Trust Account of $587,273, offset by operating expenses of $243,237.

Liquidity and Capital Resources

On October 22, 2019, we consummated the initial Public Offering of 20,000,000 units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,500,000 units, at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the initial Public Offering, we consummated the sale of 6,250,000 Private Warrants to Union Acquisition Associates II, LLC and Union Group International Holdings Limited at a price of $1.00 per Private Warrant, generating total proceeds of $6,250,000.

Following the initial Public Offering and the sale of the Private Warrants, a total of $200,000,000 was placed in the Trust Account. We incurred $4,529,222 in initial Public Offering-related costs, including $4,000,000 of underwriting fees and $529,222 of other offering costs.

For the three months ended December 31, 2020, net cash used in operating activities was $281,837. Net loss of $201,872 was impacted by interest earned on marketable securities of $29,136, fees charged on the Trust Account of $12,500 and changes in operating assets and liabilities, which used $63,329 of cash from operating activities.

For the three months ended December 31, 2019, net cash used in operating activities was $360,821. Net income of $344,036 was offset by interest earned on marketable securities of $587,273, fees charged on the Trust Account of $7,083 and changes in operating assets and liabilities, which used $124,667 of cash from operating activities.

At December 31, 2020, we had cash and marketable securities held in the Trust Account of $201,339,975. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

At December 31, 2020, we had cash of $673,963 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of undertaking in-depth due diligence and negotiating an initial Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. Following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. Our ordinary shares features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2020.

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

UNION ACQUISITION CORP. II

Date: February 16, 2021		/s/ Kyle P. Bransfield
	Name:	Kyle P. Bransfield
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)