Form 10-K/A
period 2020-09-30
Union Acquisition Corp. II
filed 2021-06-11
CIK 1766146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

(305) 306-2522

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

Documents Incorporated by Reference: None.

Union Acquisition Corp. II (the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on December 30, 2020 (the “Original Report”), to restate the Company’s financial statements and related footnote disclosures as of and for the year ended September 30, 2020. The correction involves only non-cash adjustments. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

On March 31, 2021, the Company, Crynssen Pharma Group Limited, a private limited liability company registered and incorporated under the laws of Malta, Procaps Group, S.A., a public limited liability company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg and OZLEM Limited, an exempted company incorporated under the laws of the Cayman Islands entered into a Business Combination Agreement (the “Business Combination Agreement”). These parties anticipate closing the business combination in the third quarter of 2021.

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission released a statement on accounting and reporting considerations for warrants issued by special purpose acquisition companies (the “Staff Statement”). The Staff Statement highlighted certain financial reporting considerations for special purpose acquisition corporations (“SPACs”) relating to the accounting for warrants. While the specific terms of warrants issued by SPACs can vary, there are certain features of warrants issued in SPAC transactions that are common across many entities. The Staff Statement highlighted that warrants containing these features, which relate to whether the warrants can be indexed to the price of an entity’s shares or settled with assets other than common shares, should be classified as a liability measured at fair value, with changes in fair value each period reported as non-cash changes to earnings. Such period-to-period changes could be significant. Prior to the issuance of this guidance, SPACs generally carried their outstanding private placement warrants and public warrants containing these provisions as equity on their balance sheets without quarterly adjustments.

In light of the Staff Statement, we undertook a process to re-evaluate the equity classification of our outstanding warrants issued in connection with our initial public offering on October 22, 2019, including the 6,250,000 private placement warrants issued to two of our shareholders and the 20,000,000 warrants issued as part of the units sold in our initial public offering, each with an exercise price of $11.50 (collectively, the “Warrants”). As a result, management and the Audit Committee determined that the Warrants should have been classified as a liability. Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

As a result, the Company, together with its advisors, undertook a process to value the liability of its Warrants. Based on this valuation, Company management, together with the Audit Committee, determined, on June 7, 2021, that the Company’s (i) financial statements and other financial data as of and for the year ended September 30, 2020 included in the Company’s Annual Report on Form 10-K for the period ended September 30, 2020 and (ii) the financial statements included in the Company’s Quarterly Reports on Form 10-Q as of and for the periods ended December 31, 2019, March 31, 2020 and June 30, 2020 and (iii) the financial statement included in the Company’s Current Report on Form 8-K, filed on October 28, 2019 (collectively, the “Affected Periods”) contained an error that was quantitatively material and, as a result, should no longer be relied upon. The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the Warrants as a liability, with subsequent changes in its estimated fair value recorded as non-cash income or expense in each Affected Period. Consequently, the Company has restated the financial statements for the Affected Periods in this Form 10-K/A. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The Company has not amended its Quarterly Reports on Form 10-Q or its Current Report on Form 8-K, filed October 28, 2019, for the Affected Periods. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2020. The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

The following item has been amended to reflect additional corporate governance disclosure required by the rules of the New York Stock Exchange:

Part III, Item 10. Directors, Executive Officers, and Corporate Governance

In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

UNION ACQUISITION CORP. II

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Union Acquisition Corp. II.

For a description of our inception and initial public offering (“IPO”) of units, ordinary shares, and warrants, and our simultaneous private placement of warrants (the “Private Warrants”), see the section titled “Business” contained in our annual report on Form 10-K for the period ended September 30, 2019, as filed with the Securities and Exchange Commission (“SEC”) on December 30, 2019, which is incorporated by reference herein.

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

Liquidation if No Business Combination

On April 16, 2021, an Extraordinary General Meeting of the Company was held, in which the shareholders approved a special resolution to amend the Amended and Restated Memorandum and Articles of Association of the Company to extend the date by which the Company must consummate an initial business combination from April 22, 2021 to October 22, 2021. Therefore, we have until October 22, 2021 to complete our initial business combination. If we are unable to complete our initial business combination within such time period (or such longer period that our shareholders may approve), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not and not previously released to us (less up to $100,000 of interest to pay liquidation expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants which will expire worthless if we fail to complete our initial business combination by October 22, 2021 (or such longer period that our shareholders may approve).

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

ITEM 1A. RISK FACTORS

Risk Factors Specific to Our Business

If we are unable to consummate a business combination, our public shareholders may be forced to wait until after October 22, 2021 before receiving distributions from the trust account.

On April 16, 2021, an Extraordinary General Meeting of the Company was held, in which the shareholders approved a special resolution to amend the Amended and Restated Memorandum and Articles of Association of the Company to extend the date by which the Company must consummate an initial business combination from April 22, 2021 to October 22, 2021. Therefore, we have until October 22, 2021 to complete a business combination (unless our shareholders approve an amendment to our amended and restated memorandum and articles of association to provide for a longer period of time). We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in its report.

In its report on our financial statements for the year ended September 30, 2020, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations unless we complete a business combination by October 22, 2021.

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

If the net proceeds of the IPO not being held in trust are insufficient to allow us to operate for at least until October 22, 2021, we may be unable to complete a business combination.

We cannot assure you that available funds will be sufficient to allow us to operate for at least until October 22, 2021, assuming that a business combination is not consummated during that time. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial shareholders, officers or directors or their affiliates to operate or may be forced to liquidate. Our initial shareholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into private warrants at a price of $1.00 per private warrant.

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

Our On April 16, 2021, an Extraordinary General Meeting of the Company was held, in which the shareholders approved a special resolution to amend the Amended and Restated Memorandum and Articles of Association of the Company to extend the date by which the Company must consummate an initial business combination from April 22, 2021 to October 22, 2021. Therefore, we have until October 22, 2021 (unless this time period is otherwise extended by our shareholders). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the trust funds and not previously released to us (less up to $100,000 of such interest to pay liquidation expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. Accordingly, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us.

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

The requirement that we complete an initial business combination by October 22, 2021 may give potential target businesses leverage over us in negotiating a business combination.

We currently have until October 22, 2021 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

In accordance with updated guidance from the SEC on accounting treatment of the warrants, our management determined that our warrants should be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements, which has resulted in unanticipated costs and diversion of management resources and may make it more difficult to effect a business combination.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after our management’s discussion and evaluation, including with our independent auditors, the we concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore, we conducted a valuation of its warrants by an independent third-party valuation firm and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources. The classification of these financial instruments as a liability resulted in the application of derivative liability accounting, which requires a quarterly valuation of these liabilities with any change in value required to be reflected in quarterly and annual financial statements of the issuer. Although the Company has completed the restatement, we cannot guarantee that it will have no further inquiries from the SEC or Nasdaq regarding its restated financial statements or matters relating thereto. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common shares.

Any future inquiries from the SEC or Nasdaq as a result of the restatement of Union’s historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of September 30, 2020 and for the period ended December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes that may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of the financial statements filed with our Original Report. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Report. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this 10-K/A and Item 9A: Controls and Procedures, both contained herein.

Recent Developments

On April 16, 2021, we held a special meeting pursuant to which our shareholders approved extending the period of time for which we are required to consummate a Business Combination from April 22, 2021 to October 22, 2021. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,446,836 ordinary shares. As a result, an aggregate of $64,898,081 (or approximately $10.07 per share) was released from our Trust Account to pay such shareholders.

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

For the year ended September 30, 2020, we had a net loss of $12,549,533 which consists of operating and formation costs of $867,455 and a change in the fair value of warrant liabilities of $13,050,000, offset by interest income earned on the trust account of $1,367,922.

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

For the year ended September 30, 2020, net cash used in operating activities was $774,803. Net loss of $12,549,533 was offset by a change in the fair value of warrant liabilities of $13,050,000, interest earned on marketable securities of $1,367,922, fees charged on the trust account of $44,583 and changes in operating assets and liabilities, which generated $48,069 of cash from operating activities.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 22, 2021.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of Private Warrants was determined using a Black-Scholes option pricing model.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon his evaluation, due to the existence of a material weakness found in our internal controls over financial reporting described below and the Company’s restatement of its financial statements to reclassify the Warrants as described in Note 2 to the financial statements included herein, he concluded that our disclosure controls and procedures were not effective.

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

Based on our assessments and those criteria, management determined that we did not maintain effective internal controls over financial reporting as of September 30, 2020.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In preparation of our financial statements for the period covered by this report, we identified a material weakness in internal control over financial reporting related to our control environment existed as of September 30, 2020, as described below.

Specifically, we identified a material weakness with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. Upon issuance, our Warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC issued the SEC Staff Statement in which it expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent registered public accounting firm, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement. As discussed below and elsewhere in this Annual Report, this material weakness resulted in a restatement of our financial statements. Notwithstanding the identified material weakness, management believes that the Financial Statements and related financial information included in this Annual Report fairly present, in all material respects, our balance sheets, statements of operations, shareholders’ equity and cash flows as of and for the periods presented.

Remediation Plan

In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

None.

UNION ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Union Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Union Acquisition Corp. II (the “Company”) as of September 30, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows, for the year ended September 30, 2020 and for the period from December 6, 2018 (inception) through September 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the year ended September 30, 2020 and for the period from December 6, 2018 (inception) through September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on October 22, 2021, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

New York, New York

June 11, 2021

UNION ACQUISITION CORP. II

BALANCE SHEETS

(AS RESTATED)

	September 30, 2020	September 30, 2019
ASSETS
Current Assets
Cash	$955,800	$27,831
Prepaid expenses	96,472	—
Total Current Assets	1,052,272	27,831

Deferred offering costs	—	213,307
Cash and marketable securities held in Trust Account	201,323,339	—
TOTAL ASSETS	$202,375,611	$241,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$144,541	$—
Accrued offering costs	—	56,313
Promissory note – related party	—	175,000
Total Current Liabilities	144,541	231,313

Warrant liabilities	25,500,000	—
TOTAL LIABILITIES	25,644,541	231,313

Commitments and Contingencies

Ordinary shares subject to possible redemption, $0.0001 par value, 17,173,106 and 0 shares at redemption value at $10.00 per share at September 30, 2020 and 2019, respectively	171,731,060	—

Shareholders’ Equity
Preference shares, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 150,000,000 shares authorized; 7,826,894 and 5,031,250 (1) shares issued and outstanding (excluding 17,173,106 and -0- shares subject to possible redemption) at September 30, 2020 and 2019, respectively	783	503
Additional paid-in capital	17,563,935	24,497
Accumulated deficit	(12,564,708)	(15,175)
Total Shareholders’ Equity	5,000,010	9,825
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$202,375,611	$241,138

(1)	Share count at September 30, 2019 included 656,250 shares subject to forfeiture. As a result of the underwriters’ election to partially exercise their over-allotment option, 31,250 shares were forfeited and 625,000 shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of the financial statements.

UNION ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

(AS RESTATED)

	Year Ended September 30,	For the period from December 6, 2018 (inception) through September 30,
	2020	2019

Formation and operating costs	$867,455	$15,175
Loss from operations	(867,455)	(15,175)

Other income (expense):
Change in fair value of warrant liabilities	(13,050,000)	—
Interest earned on marketable securities held in Trust Account	1,367,922	—
Other expense, net	(11,682,078)	—

Net loss	$(12,549,533)	$(15,175)

Weighted average shares outstanding of redeemable ordinary shares	20,000,000	—
Basic and diluted net income per redeemable ordinary share	$0.07	$0.00

Weighted average shares outstanding of non-redeemable ordinary shares (1)	5,000,000	4,375,000
Basic and diluted net loss per non-redeemable ordinary share	$(2.78)	$(0.00)

(1)	Share count at September 30, 2019 excluded 656,250 shares subject to forfeiture. As a result of the underwriters’ election to partially exercise their over-allotment option, 31,250 shares were forfeited and 625,000 shares are no longer subject to forfeiture (see Note 4).

The accompanying notes are an integral part of the financial statements.

UNION ACQUISITION CORP. II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(AS RESTATED)

YEAR ENDED SEPTEMBER 30, 2020

	Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – October 1, 2019	5,031,250	$503	$24,497	$(15,175)	$9,825

Forfeiture of Founders Shares	(31,250)	(3)	3	—	—

Sale of 20,000,000 Units, net of underwriting discounts, offering costs and warrant liabilities	20,000,000	2,000	189,268,778	—	189,270,778

Ordinary shares subject to possible redemption	(17,173,106)	(1,717)	(171,729,343)	—	(171,731,060)

Net loss	—	—	—	(12,549,533)	(12,549,533)
Balance – September 30, 2020	7,826,894	$783	$17,563,935	$(12,564,708)	$5,000,010

FOR THE PERIOD FROM DECEMBER 6, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 6, 2018 (inception)	—	$—	$—	$—	$—

Ordinary shares issued to Initial shareholder (1)	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	(15,175)	(15,175)
Balance – September 30, 2019	5,031,250	$503	$24,497	$(15,175)	$9,825

(1)	Included up to 656,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4). On October 22, 2019, as a result of the underwriters’ election to partially exercise their over-allotment option, 31,250 shares were forfeited.

The accompanying notes are an integral part of the financial statements.

UNION ACQUISITION CORP. II

STATEMENTS OF CASH FLOWS

(AS RESTATED)

	Year Ended September 30,	For the Period From December 6, 2018 (Inception) Through September 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(12,549,533)	$(15,175)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	13,050,000	—
Interest earned on marketable securities held in Trust Account	(1,367,922)	—
Fees charged on Trust Account	44,583	—
Changes in operating assets and liabilities:
Prepaid expenses	(96,472)	—
Accrued expenses	144,541	—
Net cash used in operating activities	(774,803)	(15,175)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(200,000,000)	—
Net cash used in investing activities	(200,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000	—
Proceeds from sale of Private Placement Warrants	6,250,000	—
Proceeds from promissory note – related party	—	175,000
Repayment of promissory note – related party	(175,000)	—
Payments of offering costs	(372,228)	(156,994)
Net cash provided by financing activities	201,702,772	43,006

Net Change in Cash	927,969	27,831
Cash – Beginning	27,831	—
Cash – Ending	$955,800	$27,831

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$185,530,600	$—
Change in value of ordinary shares subject to possible redemption	$(11,799,540)	$—
Offering costs included in accrued offering costs	$—	$56,313

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

The registration statement for the Company’s Initial Public Offering was declared effective on October 17, 2019. On October 22, 2019, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,500,000 Units, at $10.00 per Unit, generating gross proceeds of $200,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,250,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to two of the Company’s shareholders, generating gross proceeds of $6,250,000, which is described in Note 5.

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

UNION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

The Company initially had until April 22, 2021 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period (and shareholders have not amended the Company’s amended and restated memorandum and articles of association to extend such date), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay liquidation expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors. Therefore, the actual per-share redemption amount could be reduced.

On April 16, 2021, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the Combination Period from April 22, 2021 to October 22, 2021 (the “Extension Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,446,836 ordinary shares. As a result, an aggregate of $64,898,081 (or approximately $10.07 per share) was released from the Company’s Trust Account to pay such shareholders.

In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account (less up to $100,000 of interest to pay liquidation expenses and which interest shall be net of taxes payable). There will be no redemption rights or liquidating distributions with respect to the Public Warrants (as defined in Note 4), the Founder Shares (as defined in Note 5) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC  815-40 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC 815-40, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in shareholders’ equity” criteria as contemplated by ASC 815-40.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses or cash.

UNION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of October 22, 2019 (audited)
Warrant Liabilities	$—	$13,200,000	$13,200,000
Ordinary Shares Subject to Possible Redemption	196,730,600	(13,200,000)	183,530,600
Ordinary Shares	533	132	665
Additional Paid-in Capital	5,014,645	749,868	5,764,513
Accumulated Deficit	(15,175)	(750,000)	(765,175)

Balance sheet as of December 31, 2019 (unaudited)
Warrant Liabilities	$—	$14,575,000	$14,575,000
Ordinary Shares Subject to Possible Redemption	197,074,630	(14,575,000)	182,499,630
Ordinary Shares	529	146	675
Additional Paid-in Capital	4,670,619	2,124,854	6,795,473
Retained Earnings (Accumulated Deficit)	328,861	(2,125,000)	(1,796,139)

Balance sheet as of March 31, 2020 (unaudited)
Warrant Liabilities	$—	$12,562,500	$12,562,500
Ordinary Shares Subject to Possible Redemption	197,494,660	(12,562,500)	184,932,160
Ordinary Shares	525	126	651
Additional Paid-in Capital	4,250,593	112,374	4,362,967
Retained Earnings	748,889	(112,500)	636,389

Balance sheet as of June 30, 2020 (unaudited)
Warrant Liabilities	$—	$16,187,500	$16,187,500
Ordinary Shares Subject to Possible Redemption	197,417,240	(16,187,500)	181,229,740
Ordinary Shares	526	162	688
Additional Paid-in Capital	4,328,012	3,737,338	8,065,350
Retained Earnings (Accumulated Deficit)	671,466	(3,737,500)	(3,066,034)

Balance sheet as of September 30, 2020 (audited)
Warrant Liabilities	$—	$25,500,000	$25,500,000
Ordinary Shares Subject to Possible Redemption	197,231,060	(25,500,000)	171,731,060
Ordinary Shares	528	255	783
Additional Paid-in Capital	4,514,190	13,049,745	17,563,935
Accumulated Deficit	485,292	(13,050,000)	(12,564,708)

Statement of Operations for the Three Months Ended December 31, 2019 (unaudited)
Change in fair value of warrant liabilities	$—	$(2,125,000)	$(2,125,000)
Net income (loss)	344,036	(2,125,000)	(1,780,964)
Weighted average shares outstanding of redeemable ordinary shares	20,000,000	—	20,000,000
Basic and diluted income per share, redeemable ordinary shares	0.03	—	0.03
Weighted average shares outstanding of non-redeemable ordinary shares	5,000,000	—	5,000,000
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.05)	(0.42)	(0.47)

Statement of Operations for the Three Months Ended March 31, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$2,012,500	$2,012,500
Net income	420,028	2,012,500	2,432,528
Weighted average shares outstanding of redeemable ordinary shares	20,000,000	—	20,000,000
Basic and diluted income per share, redeemable ordinary shares	0.03	—	0.03
Weighted average shares outstanding of non-redeemable ordinary shares	5,000,000	—	5,000,000
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.04)	0.40	0.36

Statement of Operations for the Six Months Ended March 31, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(112,500)	$(112,500)
Net income	764,064	(112,500)	651,564
Weighted average shares outstanding of redeemable ordinary shares	20,000,000	—	20,000,000
Basic and diluted income per share, redeemable ordinary shares	0.06	—	0.06
Weighted average shares outstanding of non-redeemable ordinary shares	5,000,000	—	5,000,000
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.09)	(0.02)	(0.11)

Statement of Operations for the Three Months Ended June 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(3,625,000)	$(3,625,000)
Net loss	(77,423)	(3,625,000)	(3,702,423)
Weighted average shares outstanding of redeemable ordinary shares	20,000,000	—	20,000,000
Basic and diluted income per share, redeemable ordinary shares	0.00	—	0.00
Weighted average shares outstanding of non-redeemable ordinary shares	5,000,000	—	5,000,000
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.03)	(0.73)	(0.76)

Statement of Operations for the Nine Months Ended June 30, 2020 (unaudited)
Change in fair value of warrant liabilities	$—	$(3,737,500)	$(3,737,500)
Net income (loss)	686,641	(3,737,500)	(3,050,859)
Weighted average shares outstanding of redeemable ordinary shares	20,000,000	—	20,000,000
Basic and diluted income per share, redeemable ordinary shares	0.07	—	0.07
Weighted average shares outstanding of non-redeemable ordinary shares	5,000,000	—	5,000,000
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.13)	(0.74)	(0.87)

Statement of Operations for the Year Ended September 30, 2020
Change in fair value of warrant liabilities	$—	$(13,050,000)	$(13,050,000)
Net income (loss)	500,467	(13,050,000)	(12,549,533)
Weighted average shares outstanding of redeemable ordinary shares	20,000,000	—	20,000,000
Basic and diluted income per share, redeemable ordinary shares	0.07	—	0.07
Weighted average shares outstanding of non-redeemable ordinary shares	5,000,000	—	5,000,000
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.17)	(2.61)	(2.78)

Statement of Cash Flows for the Three Months Ended December 31, 2019 (unaudited)
Net income (loss)	$344,036	$(2,125,000)	$(1,780,964)
Change in fair value of warrant liabilities	—	14,575,000	14,575,000
Initial classification of ordinary shares subject to redemption	196,730,600	(13,200,000)	183,530,600
Change in value of ordinary shares subject to possible redemption	344,030	(1,375,000)	(1,030,970)

Statement of Cash Flows for the Six Months Ended March 31, 2020 (unaudited)
Net income	$764,064	$2,012,500	$2,776,564
Change in fair value of warrant liabilities	—	12,562,500	12,562,500
Initial classification of ordinary shares subject to redemption	196,730,600	(13,200,000)	183,530,600
Change in value of ordinary shares subject to possible redemption	764,060	637,500	1,401,560

Statement of Cash Flows for the Nine Months Ended June 30, 2020 (unaudited)
Net income (loss)	$686,641	$(3,625,000)	$(2,938,359)
Change in fair value of warrant liabilities	—	16,187,500	16,187,500
Initial classification of ordinary shares subject to redemption	196,730,600	(13,200,000)	183,530,600
Change in value of ordinary shares subject to possible redemption	686,640	(2,987,500)	(2,300,860)

Statement of Cash Flows for the Year Ended September 30, 2020
Net income (loss)	$500,467	$(13,050,000)	$(12,549,533)
Change in fair value of warrant liabilities	—	13,050,000	13,050,000
Initial classification of ordinary shares subject to redemption	196,730,600	(13,200,000)	183,530,600
Change in value of ordinary shares subject to possible redemption	500,460	(12,300,000)	(11,799,540)

UNION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 22, 2021.

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

UNION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and 2019, respectively, there are 17,173,106 and 0 ordinary shares subject to possible redemption presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $4,529,222 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of Private Warrants was determined using a Black-Scholes option pricing model.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended September 30, 2020	For the Period from December 6, 2018 (inception) Through September 30, 2019
Redeemable Ordinary Shares
Numerator: Earnings allocable to Redeemable Ordinary Shares
Interest Income	$1,367,922	$—
Net Earnings	$1,367,922	$—
Denominator: Weighted Average Redeemable Ordinary Shares
Redeemable Ordinary Shares, Basic and Diluted	20,000,000	—
Earnings/Basic and Diluted Redeemable Ordinary Shares	$0.07	$—

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(12,549,533)	$(15,175)
Redeemable Net Earnings	$(1,367,922)	$—
Non-Redeemable Net Loss	$(13,917,455)	$(15,175)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Non-Redeemable Ordinary Shares, Basic and Diluted	5,000,000	4,375,000
Loss/Basic and Diluted Non-Redeemable Ordinary Shares	$(2.78)	$(0.00)

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

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — RELATED PARTY TRANSACTIONS

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and 2019, there were no preference shares issued or outstanding.

UNION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Ordinary Shares

The Company is authorized to issue 150,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At September 30, 2020 and 2019, there were 7,826,894 and 5,031,250 ordinary shares issued and outstanding, excluding 17,173,106 and -0- ordinary shares subject to possible redemption, respectively.

NOTE 8 — WARRANTS

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following table also presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
	Level	2020
Assets:
U.S. Treasury Securities	1	$201,276,435

Liabilities
Warrant Liabilities – Public Warrants	1	$15,000,000
Warrant Liabilities – Private Placement Warrants	3	$10,500,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within loss on warrant liabilities in the statement of operations.

The Private Placement Warrants were valued using a Black Scholes Model, which is considered to be a Level 3 fair value measurement. The Public Warrants were valued using a Monte Carlo simulation. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility was initially derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units was classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

UNION ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

The following table presents the quantitative information regarding Level 3 fair value measurements:

	At October 22, 2019 (Initial Measurement)	As of September 30, 2020
Unit price	$10.08	$	N/A
Share Price	N/A		$9.93
Term (in years)	5.5		5.5
Volatility	15.6%		23.5%
Risk-free rate	1.61%		0.33%
Dividend yield	0.0%		0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of October 1, 2019	$—	$—	$—
Initial measurement on October 22, 2019	7,000,000	6,200,000	13,200,000
Transfers to Level 1	—	(6,200,000)	(6,200,000)
Change in fair value	3,500,000	—	3,500,000
Fair value as of September 30, 2020	$10,500,000	$—	$10,500,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended September 30, 2020 was $6,200,000.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 2 and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Procaps Business Combination Agreement

On March 31, 2021, the Company (the “Registrant” or “SPAC”), Crynssen Pharma Group Limited, a private limited liability company registered and incorporated under the laws of Malta (the “Company”), Procaps (“Holdco”) and OZLEM Limited, an exempted company incorporated under the laws of the Cayman Islands (“Merger Sub”) entered into a Business Combination Agreement (the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, (i) Merger Sub will merge with and into SPAC, with SPAC surviving such merger and becoming a direct wholly-owned subsidiary of Holdco (the “Merger”) and, in the context of the Merger, (a) all ordinary shares of SPAC, par value $0.0001 per share (“SPAC Ordinary Shares”) outstanding will be exchanged with Holdco for the right to receive ordinary shares of Holdco, nominal value $0.01 per share (“Holdco Ordinary Shares”) pursuant to a share capital increase of Holdco, (b) the SPAC Warrants will become warrants of Holdco (“Holdco Warrants”) exercisable for Holdco Ordinary Shares, on substantially the same terms as the SPAC Warrants and (c) Holdco shall enter into an Assignment, Assumption and Amendment Agreement with SPAC and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent, to amend and assume SPAC’s obligations under the existing Warrant Agreement, dated October 17, 2019, to give effect to the conversion of SPAC Warrants to Holdco Warrants; (ii) immediately following consummation of the Merger and pursuant to those certain individual Contribution and Exchange Agreements, each dated as of March 31, 2021, and entered into by and among Holdco, the Company and each of the shareholders of the Company (the “Company Shareholders”) (collectively, the “Exchange Agreements”), each of the Company Shareholders, effective on the Closing Date immediately following the Merger (the “Exchange Effective Time”) will contribute its respective ordinary shares of the Company, nominal value $1.00 per share (“Company Ordinary Shares”) to Holdco in exchange for Holdco Ordinary Shares, and, in the case of the International Finance Corporation (“IFC”), for Holdco Ordinary Shares and redeemable B shares of Holdco (the “Holdco Redeemable B Shares”), to be subscribed for by each such Company Shareholder (such contributions and exchanges of Company Ordinary Shares for Holdco Ordinary Shares and, with respect to IFC, Holdco Ordinary Shares and Holdco Redeemable B Shares, collectively, the “Exchange”) and Holdco will, simultaneously with the Exchange, redeem all redeemable A shares of Holdco (the “Holdco Redeemable A Shares” and together with the Holdco Ordinary Shares and Holdco Redeemable B Shares, the “Holdco Shares”) held by the Company as a result of its incorporation; (iii) as a result of the Exchange, the Company will become a direct wholly-owned subsidiary of Holdco and the Company Shareholders will become holders of issued and outstanding Holdco Shares; and (iv) immediately following the Exchange, Holdco will redeem 6,000,000 Holdco Redeemable B Shares for a total purchase price of $60,000,000 in accordance with that certain Share Redemption Agreement entered into by and between Holdco and IFC on March 31, 2021. Capitalized terms used but not defined herein shall have the respective meanings set forth in the Business Combination Agreement.

The Company has entered into separate subscription agreements (collectively, the “Subscription Agreements”), dated March 31, 2021, with certain investors, pursuant to which SPAC has agreed to issue and sell, in private placements to close contemporaneously with, but immediately prior to, the Merger, an aggregate of 10,000,000 SPAC Ordinary Shares, for a purchase price of $10.00 per SPAC Ordinary Share and an aggregate purchase price of $100,000,000 (the “PIPE Investment”), which will automatically be converted into Holdco Ordinary Shares at the Merger Effective Time. The Subscription Agreements give the investors customary registration and indemnification rights.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of June, 2021.

UNION ACQUISITION CORP. II

By:	/s/ Kyle P. Bransfield
Kyle P. Bransfield
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Juan Sartori	Non-Executive Chairman of the Board	June 11, 2021
Juan Sartori

/s/ Kyle P. Bransfield	Chief Executive Officer and Director (Principal executive officer and principal financial and accounting officer)	June 11, 2021
Kyle P. Bransfield

/s/ Daniel W. Fink	Chief Operating Officer and Director	June 11, 2021
Daniel W. Fink

/s/ Gerald W. Haddock	Director	June 11, 2021
Gerald W. Haddock

/s/ Joseph J. Schena	Director	June 11, 2021
Joseph J. Schena