Form 10-Q/A
period 2020-12-31
Union Acquisition Corp. II
filed 2021-06-11
CIK 1766146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Registrant’s telephone number, including area code: (305) 306-2522

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

EXPLANATORY NOTE

Union Acquisition Corp. II (the “Company”) is filing this amended Form 10-q/A (“Form 10-q/A”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2021 (the “Original Report”), to restate the Company’s financial statements and related footnote disclosures as of and for the three ended December 31, 2020. The correction involves only non-cash adjustments. This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

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

As a result, the Company, together with its advisors, undertook a process to value the liability of its Warrants. Based on this valuation, Company management, together with the Audit Committee, determined, on June 7, 2021, that the Company’s (i) financial statements and other financial data as of and for the three months ended December 31, 2020 included in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2020 contained an error that was quantitatively material and, as a result, should no longer be relied upon. The Audit Committee, together with management, determined that the financial statements in the Original Report should be restated to reflect the Warrants as a liability, with subsequent changes in its estimated fair value recorded as non-cash income or expense in each period. Consequently, the Company has restated the financial statements for the Original Report in this Form 10-Q/A. All amounts in this Form 10-Q/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

In addition, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

UNION ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

(AS RESTATED)

	December 31, 2020	September 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$673,963	$955,800
Prepaid expenses	47,222	96,472
Total Current Assets	721,185	1,052,272

Cash and marketable securities held in Trust Account	201,339,975	201,323,339
TOTAL ASSETS	$202,061,160	$202,375,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$31,962	$144,541
Warrant liabilities	31,375,000	25,500,000
Total Liabilities	31,406,962	25,644,541

Commitments and Contingencies

Ordinary shares subject to possible redemption, 16,565,419 and 17,173,106 shares at redemption value at December 31, 2020 and September 30, 2020, respectively	165,654,190	171,731,060

Shareholders’ Equity
Preference shares, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 150,000,000 shares authorized; 8,434,581 and 7,826,894 shares issued and outstanding (excluding 16,565,419 and 17,173,106 shares subject to possible redemption) at December 31, 2020 and September 30, 2020, respectively	843	783
Additional paid-in capital	23,640,745	17,563,935
Accumulated deficit	(18,641,580)	(12,564,708)
Total Shareholders’ Equity	5,000,008	5,000,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$202,061,160	$202,375,611

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(AS RESTATED)

(Unaudited)

	Three Months Ended December 31,
	2020	2019

Formation and operating costs	$231,008	$243,237
Loss from operations	(231,008)	(243,237)

Other income (expense):
Change in fair value of warrant liabilities	(5,875,000)	(2,125,000)
Interest earned on marketable securities held in Trust Account	29,136	587,273
Other expense, net	(5,845,864)	(1,537,727)

Net loss	$(6,076,872)	$(1,780,964)

Weighted average shares outstanding of redeemable ordinary shares	20,000,000	20,000,000
Basic and diluted net income per redeemable ordinary share	$0.00	$0.03

Weighted average shares outstanding of non-redeemable ordinary shares	5,000,000	5,000,000
Basic and diluted net loss per non-redeemable ordinary share	$(1.22)	$(0.47)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(AS RESTATED)

(Unaudited)

THREE MONTHS ENDED DECEMBER 31, 2020

	Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – October 1, 2020	7,826,894	$783	$17,563,935	$(12,564,708)	$5,000,010

Change in value of ordinary shares subject to possible redemption	607,687	60	6,076,810	—	6,076,870

Net loss	—	—	—	(6,076,872)	(6,076,872)
Balance – December 31, 2020	8,434,581	$843	$23,640,745	$(18,641,580)	$5,000,008

THREE MONTHS ENDED DECEMBER 31, 2019

	Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Earnings	Deficit	Equity
Balance – October 1, 2019	5,031,250	$503	$24,497	$(15,175)	$9,825

Forfeiture of Founders Shares	(31,250)	(3)	3	—	—

Sale of 20,000,000 Units, net of underwriting discounts, offering costs and warrant liabilities	20,000,000	2,000	189,268,778	—	189,270,778

Ordinary shares subject to possible redemption	(18,249,963)	(1,825)	(182,497,805)	—	(182,499,630)

Net loss	—	—	—	(1,780,964)	(1,780,964)
Balance – December 31, 2019	6,750,037	$675	$6,795,473	$(1,796,139)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

 UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(AS RESTATED)

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(6,076,872)	$(1,780,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	5,875,000	2,125,000
Interest earned on marketable securities held in Trust Account	(29,136)	(587,273)
Fees charged on Trust Account	12,500	7,083
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	49,250	(180,342)
Accrued expenses	(112,579)	55,675
Net cash used in operating activities	(281,837)	(360,821)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	196,000,000
Proceeds from sale of Private Placement Warrants	—	6,250,000
Repayment of promissory note – related party	—	(175,000)
Payments of offering costs	—	(367,078)
Net cash provided by financing activities	—	201,707,922

Net Change in Cash	(281,837)	1,347,101
Cash – Beginning	955,800	27,831
Cash – Ending	$673,963	$1,374,932

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$—	$185,530,600
Change in value of ordinary shares subject to possible redemption	$(6,076,870)	$(1,030,970)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of shares, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses or cash.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As Previously Reported	Adjustments	As Restated
Balance sheet as of December 31, 2020 (unaudited)
Warrant Liabilities	$—	$31,375,000	$31,375,000
Ordinary Shares Subject to Possible Redemption	197,029,190	(31,375,000)	165,654,190
Ordinary Shares	530	313	843
Additional Paid-in Capital	4,716,058	18,924,687	23,640,745
Retained Earnings (Accumulated Deficit)	283,420	(18,925,000)	(18,641,580)

Statement of Operations for the Three Months Ended December 31, 2020
Change in fair value of warrant liabilities	$—	$(5,875,000)	$(5,875,000)
Net loss	(201,872)	(5,875,000)	(6,076,872)

Cash Flow Statement for the Period from February 14, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(201,872)	$(5,875,000)	$(6,076,872)
Change in fair value of warrant liabilities	—	5,875,000	5,875,000
Change in value of ordinary shares subject to possible redemption	(201,870)	(5,875,000)	(6,076,870)

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Subtopic 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 22, 2021.

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and September 30, 2020, respectively, there are 16,565,419 and 17,173,106 ordinary shares subject to possible redemption presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 26,250,000 shares of ordinary shares in the aggregate.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended December 31,
	2020	2019
Redeemable Ordinary Shares
Numerator: Earnings allocable to Redeemable Ordinary Shares
Interest Income	$29,136	$587,273
Net Earnings	$29,136	$587,273
Denominator: Weighted Average Redeemable Ordinary Shares
Redeemable Ordinary Shares, Basic and Diluted	20,000,000	20,000,000
Earnings/Basic and Diluted Redeemable Ordinary Shares	$0.00	$0.03

Non-Redeemable Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(6,076,872)	$(1.780,964)
Redeemable Net Earnings	(29,136)	(587,273)
Non-Redeemable Net Loss	$(6,106,008)	$(2,368,237)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Non-Redeemable Ordinary Shares, Basic and Diluted	5,000,000	5,000,000
Loss/Basic and Diluted Non-Redeemable Ordinary Shares	$(1.22)	$(0.47)

As of December 31, 2020 and 2019, basic and diluted shares are the same as there are no securities that are dilutive to the shareholders.

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed interim financial statements, primarily due to their short-term nature, except for the Warrants (see Note 9).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2020 and September 30, 2020, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 150,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At December 31, 2020 and September 30, 2020, there were 8,434,581 and 7,826,894 ordinary shares issued and outstanding, excluding 16,565,419 and 17,173,106 ordinary shares subject to possible redemption, respectively.

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	September 30, 2020
Assets:
Marketable securities held in Trust Account	1	$201,339,975	$201,276,435

Liabilities:
Warrant Liabilities – Public Warrants	1	$19,000,000	$15,000,000
Warrant Liabilities – Private Placement Warrants	3	$12,375,000	$10,500,000

The gross holding losses and fair value of held-to-maturity securities at September 30, 2020 are presented below. There were no held-to-maturity securities at December 31, 2020.

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within loss on warrant liabilities in the condensed statements of operations.

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

The following table presents the quantitative information regarding Level 3 fair value measurements:

	As of December 31, 2020	As of September 30, 2020
Share Price	10.40	$9.93
Term (in years)	5.5	5.5
Volatility	23.7%	23.5%
Risk-free rate	0.43%	0.33%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of September 30, 2020	$10,500,000
Change in fair value	1,875,000
Fair value as of December 31, 2020	$12,375,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

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

UNION ACQUISITION CORP. II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended December 31, 2020, we had net loss of $6,076,872, which consists of operating expenses of $231,008 and change in value of fair value on warrant liabilities of $5,875,000, offset by interest earned on marketable securities held in the Trust Account of $29,136.

For the three months ended December 31, 2019, we had net loss of $1,780,964, which consists of operating expenses of $243,237 and change in value of fair value on warrant liabilities of $2,125,000, offset by interest earned on marketable securities held in the Trust Account of $587,273.

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

For the three months ended December 31, 2020, net cash used in operating activities was $281,837. Net loss of $6,076,872 was impacted by interest earned on marketable securities of $29,136, fees charged on the Trust Account of $12,500 and a change in fair value of warrant liabilities of $5,875,000. Changes in operating assets and liabilities used $63,329 of cash from operating activities.

For the three months ended December 31, 2019, net cash used in operating activities was $360,821. Net loss of $1,780,964 was impacted by interest earned on marketable securities of $587,273, fees charged on the Trust Account of $7,083, a change in fair value of warrant liabilities of $2,125,000 and changes in operating assets and liabilities, which used $124,667 of cash from operating activities.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon his evaluation, our Chief Executive Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our Initial Public Offering. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K/A for the year ended September 30, 2020.

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

UNION ACQUISITION CORP. II

Date: June 11, 2021		/s/ Kyle P. Bransfield
	Name:	Kyle P. Bransfield
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)