Form 10-Q
period 2021-03-31
Union Acquisition Corp. II
filed 2021-06-11
CIK 1766146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of June 11, 2021, there were 18,553,164 ordinary shares, $0.0001 par value, issued and outstanding.

UNION ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2021	September 30, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$295,152	$955,800
Prepaid expenses	68,972	96,472
Total Current Assets	364,124	1,052,272

Cash and marketable securities held in Trust Account	201,336,098	201,323,339
TOTAL ASSETS	$201,700,222	$202,375,611

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities - accrued expenses	$66,963	$144,541
Warrant liabilities	24,975,000	25,500,000
Total Liabilities	25,041,963	25,644,541

Commitments and Contingencies
Ordinary shares subject to possible redemption, 20,000,000 and 17,173,106 shares at redemption value at March 31, 2021 and September 30, 2020, respectively	200,000,000	171,731,060

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 150,000,000 shares authorized; 5,000,000 and 7,826,894 shares issued and outstanding (excluding 20,000,000 and 17,173,106 shares subject to possible redemption) at March 31, 2021 and September 30, 2020, respectively	500	783
Additional paid-in capital	—	17,563,935
Accumulated deficit	(23,342,241)	(12,564,708)
Total Shareholders’ (Deficit) Equity	(23,341,741)	5,000,010
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$201,700,222	$202,375,611

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Formation and operating costs	$404,562	$214,140	$635,570	$457,377
Loss from operations	(404,562)	(214,140)	(635,570)	(457,377)

Other income (expense):
Change in fair value of warrant liabilities	6,400,000	2,012,500	525,000	(112,500)
Interest earned on marketable securities held in Trust Account	8,623	634,168	37,759	1,221,441
Other income, net	6,408,623	2,646,668	562,759	1,108,941

Net income (loss)	$6,004,061	$2,432,528	$(72,811)	$651,564

Weighted average shares outstanding of redeemable ordinary shares	20,000,000	20,000,000	20,000,000	20,000,000
Basic and diluted net income per redeemable ordinary share	$0.00	$0.03	$0.00	$0.06

Weighted average shares outstanding of non-redeemable ordinary shares	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income (loss) per non-redeemable ordinary share	$1.20	$0.36	$(0.02)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED MARCH 31, 2021

	Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – October 1, 2020	7,826,894	$783	$17,563,935	$(12,564,708)	$5,000,010
Change in value of ordinary shares subject to possible redemption	607,687	60	6,076,810	—	6,076,870
Net loss	—	—	—	(6,076,872)	(6,076,872)
Balance – December 30, 2020	8,434,581	$843	$23,640,745	$(18,641,580)	$5,000,008

Change in value of ordinary shares subject to possible redemption	(3,434,581)	(343)	(23,640,745)	(10,704,722)	(34,345,810)
Net income	—	—	—	6,004,061	6,004,061
Balance – March 31, 2021	5,000,000	$500	$—	$(23,342,241)	$(23,341,741)

THREE AND SIX MONTHS ENDED MARCH 31, 2020

	Ordinary Shares		Additional Paid in	(Accumulated Deficit) / Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – October 1, 2019	5,031,250	$503	$24,497	$(15,175)	$9,825
Forfeiture of Founder Shares	(31,250)	(3)	3	—	—
Sale of 20,000,000 Units, net of underwriting discounts, offering costs and warrant liabilities	20,000,000	2,000	189,268,778	—	189,270,778
Ordinary shares subject to possible redemption	(18,249,963)	(1,825)	(182,497,805)	—	(182,499,630)
Net loss	—	—	—	(1,780,964)	(1,780,964)
Balance – December 31, 2019	6,750,037	$675	$6,795,473	$(1,796,139)	$5,000,009

Change in value of ordinary shares subject to possible redemption	(243,253)	(24)	(2,432,506)	—	(2,432,530)
Net income	—	—	—	2,432,528	2,432,528
Balance – March 31, 2020	6,506,784	$651	$4,362,967	$636,389	$5,000,007

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(72,811)	$651,564
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(37,759)	(1,221,441)
Change in fair value of warrant liabilities	(525,000)	112,500
Fees charged on Trust Account	25,000	19,583
Changes in operating assets and liabilities:
Prepaid expenses	27,500	(204,191)
Accrued expenses	(77,578)	67,500
Net cash used in operating activities	(660,648)	(574,485)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	196,000,000
Proceeds from sale of Private Placement Warrants	—	6,250,000
Repayment of promissory note – related party	—	(175,000)
Payments of offering costs	—	(372,228)
Net cash provided by financing activities	—	201,702,772

Net Change in Cash	(660,648)	1,128,287
Cash – Beginning	955,800	27,831
Cash – Ending	$295,152	$1,156,118

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$—	$183,530,600
Change in value of ordinary shares subject to possible redemption	$28,268,940	$1,401,560

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

At March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Procaps Group, S.A., a public limited liability company governed by the laws of the Grand Duchy of Luxembourg (“Procaps”) (see Note 5). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2020 as filed with the SEC on June 11, 2021, which contains the audited financial statements and notes thereto. The financial information as of September 30, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the years ended September 30, 2020 and 2019. The interim results for the three and six months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending September 30, 2021 or for any future interim periods.

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

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and September 30, 2020, respectively, there are 20,000,000 and 17,173,106 ordinary shares subject to possible redemption presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $4,529,222 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and September 30, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Redeemable Ordinary Shares
Numerator: Earnings allocable to Redeemable Ordinary Shares
Interest Income	$8,623	$634,168	$37,759	$1,221,441
Net Earnings	$8,623	$634,168	$37,759	$1,221,441
Denominator: Weighted Average Redeemable Ordinary Shares
Redeemable Ordinary Shares, Basic and Diluted	20,000,000	20,000,000	20,000,000	20,000,000
Earnings/Basic and Diluted Redeemable Ordinary Shares	$0.00	$0.03	$0.00	$0.06

Non-Redeemable Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$6,004,061	$2,432,528	$(72,811)	$651,564
Redeemable Net Earnings	(8,623)	(634,168)	(37,759)	(1,221,441)
Non-Redeemable Net Income (Loss)	$5,995,438	$1,798,360	$(110,570)	$(569,877)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Non-Redeemable Ordinary Shares, Basic and Diluted	5,000,000	5,000,000	5,000,000	5,000,000
Income (Loss) /Basic and Diluted Non-Redeemable Ordinary Shares	$1.20	$0.36	$(0.02)	$(0.11)

As of March 31, 2021 and 2020, basic and diluted shares are the same as there are no securities that are dilutive to the shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2021 and September 30, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
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

Support Services

The Company entered into an agreement, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of one of the Company’s directors a monthly fee of $10,000 for office space, utilities and administrative support. For the three and six months ended March 31, 2021 and 2020, the Company incurred $30,000 and $60,000 in fees for these services, respectively. At March 31, 2021 and September 30, 2020, $30,000 and $115,000 of such fee is included in accrued expenses in the accompanying unaudited condensed interim balance sheets.

The Company also pays its Chief Operating Officer a $10,000 per month consulting fee, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation. For the three and six months ended March 31, 2021 and 2020, the Company incurred and paid $30,000 and $60,000, respectively, in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. There are no borrowings under the working capital loans to date. As of March 31, 2021 and September 30, 2020, no Working Capital Loans were outstanding.

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and September 30, 2020, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 150,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At March 31, 2021 and September 30, 2020, there were 5,000,000 and 7,826,894 ordinary shares issued and outstanding, excluding 20,000,000 and 17,173,106 ordinary shares subject to possible redemption, respectively.

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

The Company determined the ordinary shares subject to redemption to be equal to the redemption value of approximately $10.00 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Investment and associated Subscription Agreements entered into on March 31, 2021, it was concluded that the redemption value should include all Public Shares resulting in the ordinary shares subject to possible redemption being equal to $200,000,000. This resulted in a measurement adjustment to the initial carrying value of the ordinary shares subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

NOTE 7 — WARRANT LIABILITIES

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

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 8 — FAIR VALUE MEASUREMENTS

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

At March 31, 2021, assets held in the Trust Account were comprised of $201,336,098 in money market funds, which are invested in U.S. Treasury securities.

At September 30, 2020, assets held in the Trust Account were comprised of $46,650 in cash and $201,276,689 in U.S. Treasury Bills.

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	September 30, 2020
Assets:
Marketable securities held in the Trust Account	1	$201,336,098	$201,276,435
Liabilities:
Warrant liabilities – Public Warrants	1	$13,600,000	$15,000,000
Warrant liabilities – Private Placement Warrants	3	$11,375,000	$10,500,000

The gross holding losses and fair value of held-to-maturity securities at September 30, 2020 are presented below.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
September 30, 2020	U.S. Treasury Securities (Matured on 10/22/2020)	1	$26,298,490	$195	$26,298,685
September 30, 2020	U.S. Treasury Securities (Matured on 10/29/2020)	1	$24,998,590	$(340)	$24,998,250
September 30, 2020	U.S. Treasury Securities (Matured on 11/5/2020)	1	$49,994,033	$1,967	$49,996,000
September 30, 2020	U.S. Treasury Securities (Matured on 11/27/2020)	1	$49,993,862	$(1,362)	$49,992,500
September 30, 2020	U.S. Treasury Securities (Matured on 12/10/2020)	1	$49,991,714	$(714)	$49,991,000
			$201,276,689	$(254)	$201,276,435

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

The following table presents the quantitative information regarding Level 3 fair value measurements:

	As of March 31, 2021	As of September 30, 2020
Share Price	$10.05	$9.93
Term (in years)	5.5	5.5
Volatility	22.8%	23.5%
Risk-free rate	1.04%	0.33%
Dividend yield	0.0%	0.0%

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of October 1, 2020	$10,500,000
Change in fair value	1,875,000
Fair value as of December 31, 2020	12,375,000
Change in fair value	(1,000,000)
Fair value as of March 31, 2021	$11,375,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended March 31, 2021.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed interim financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

On April 16, 2021, the Company held a special meeting pursuant to which the Company’s shareholders approved extending the Combination Period from April 22, 2021 to October 22, 2021 (the “Extension Date”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,446,836 ordinary shares. As a result, an aggregate of $64,898,081 (or approximately $10.07 per share) was released from the Company’s Trust Account to pay such shareholders (see Note 1).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Procaps. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had net income of $6,004,061, which consists of a change in fair value of warrant liabilities of $6,400,000 and interest earned on marketable securities held in the Trust Account of $8,623, offset by operating expenses of $404,562.

For the six months ended March 31, 2021, we had net loss of $72,811, which consists of operating expenses of $635,570 offset by a change in fair value of warrant liabilities of $525,000 and interest earned on marketable securities held in the Trust Account of $37,759.

For the three months ended March 31, 2020, we had net income of $2,432,528, which consisted of interest earned on marketable securities held in the Trust Account of $634,168 and a change in fair value of warrant liabilities of $2,012,500, offset by operating expenses of $214,140.

For the six months ended March 31, 2020, we had net income of $651,564, which consisted of interest earned on marketable securities held in the Trust Account of $1,221,441, offset by operating expenses of $457,377 and change in fair value of warrant liabilities of $112,500.

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

For the six months ended March 31, 2021, net cash used in operating activities was $660,648. Net loss of $72,811 was impacted by interest earned on marketable securities of $37,759, a non-cash charge derived from the change in fair value of warrant liabilities of $525,000, fees charged on the Trust Account of $25,000 and changes in operating assets and liabilities, which used $50,078 of cash from operating activities.

For the six months ended March 31, 2020, net cash used in operating activities was $574,485. Net income of $651,564 was impacted by interest earned on marketable securities of $1,121,441, a non-cash income derived from the change in fair value of warrant liabilities of $112,500, fees charged on the Trust Account of $19,583 and changes in operating assets and liabilities, which used $136,691 of cash from operating activities.

At March 31, 2021, we had cash and marketable securities held in the Trust Account of $201,336,098. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

At March 31, 2021, we had cash of $295,152 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on June 11, 2021 and its Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on June 11, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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