Form 10-Q
period 2021-06-30
Union Acquisition Corp. II
filed 2021-08-13
CIK 1766146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 18,553,164 ordinary shares, $0.0001 par value, issued and outstanding.

UNION ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNION ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2021	September 30, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$2,126	$955,800
Prepaid expenses	41,100	96,472
Total Current Assets	43,226	1,052,272

Investments held in Trust Account	137,245,382	201,323,339
TOTAL ASSETS	$137,288,608	$202,375,611

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$121,146	144,541
Advances from related parties	813,190	—
Total Current Liabilities	934,336	144,541

Warrant liabilities	30,075,000	25,500,000
Total Liabilities	31,009,336	25,644,541

Commitments and Contingencies
Ordinary shares subject to possible redemption, 13,553,164 and 17,173,106 shares at redemption value as of June 30, 2021 and September 30, 2020, respectively	135,101,919	171,731,060

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value, 150,000,000 shares authorized; 5,000,000 and 7,826,894 shares issued and outstanding (excluding 13,553,164 and 17,173,106 shares subject to possible redemption) as of June 30, 2021 and September 30, 2020, respectively	500	783
Additional paid-in capital	—	17,563,935
Accumulated deficit	(28,823,147)	(12,564,708)
Total Shareholders’ (Deficit) Equity	(28,822,647)	5,000,010
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$137,288,608	$202,375,611

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

General and administrative expenses	$387,582	$173,079	$1,023,152	$630,456
Loss from operations	(387,582)	(173,079)	(1,023,152)	(630,456)

Other (expense) income:
Change in fair value of warrant liabilities	(5,100,000)	(3,625,000)	(4,575,000)	(3,737,500)
Interest earned on marketable securities held in Trust Account	6,676	95,656	44,435	1,317,097
Total, other expense, net	(5,093,324)	(3,529,344)	(4,530,565)	(2,420,403)

Net loss	$(5,480,906)	$(3,702,423)	$(5,553,717)	$(3,050,859)

Weighted average shares outstanding of redeemable ordinary shares	14,842,531	20,000,000	18,293,485	20,000,000
Basic and diluted net income per redeemable ordinary share	$0.00	$0.00	$0.00	$0.07

Weighted average shares outstanding of non-redeemable ordinary shares	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income (loss) per non-redeemable ordinary share	$(1.10)	$(0.76)	$(1.12)	$(0.87)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED JUNE 30, 2021

	Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – October 1, 2020	7,826,894	$783	$17,563,935	$(12,564,708)	$5,000,010
Change in value of ordinary shares subject to possible redemption	607,687	60	6,076,810	—	6,076,870
Net loss	—	—	—	(6,076,872)	(6,076,872)
Balance – December 31, 2020	8,434,581	$843	$23,640,745	$(18,641,580)	$5,000,008

Change in value of ordinary shares subject to possible redemption	(3,434,581)	(343)	(23,640,745)	(10,704,722)	(34,345,810)
Net income	—	—	—	6,004,061	6,004,061
Balance – March 31, 2021	5,000,000	$500	$—	$(23,342,241)	$(23,341,741)

Net loss	—	—	—	(5,480,906)	(5,480,906)
Balance – June 30, 2021	5,000,000	$500	$—	$(28,823,147)	$(28,822,647)

THREE AND NINE MONTHS ENDED JUNE 30, 2020

	Ordinary Shares		Additional Paid in	(Accumulated Deficit) / Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – October 1, 2019	5,031,250	$503	$24,497	$(15,175)	$9,825
Forfeiture of Founder Shares	(31,250)	(3)	3	—	—
Sale of 20,000,000 Units, net of underwriting discounts, offering costs and warrant liabilities	20,000,000	2,000	189,268,778	—	189,270,778
Ordinary shares subject to possible redemption	(18,249,963)	(1,825)	(182,497,805)	—	(182,499,630)
Net loss	—	—	—	(1,780,964)	(1,780,964)
Balance – December 31, 2019	6,750,037	$675	$6,795,473	$(1,796,139)	$5,000,009

Change in value of ordinary shares subject to possible redemption	(243,253)	(24)	(2,432,506)	—	(2,432,530)
Net income	—	—	—	2,432,528	2,432,528
Balance – March 31, 2020	6,506,784	$651	$4,362,967	$636,389	$5,000,007

Change in value of ordinary shares subject to possible redemption	370,242	37	3,702,382	—	3,702,420
Net loss	—	—	—	(3,702,423)	(3,702,423)
Balance – June 30, 2020	6,877,026	$688	$8,065,350	$(3,066,034)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

UNION ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(5,553,717)	$(3,050,859)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(44,435)	(1,317,097)
Change in fair value of warrant liabilities	4,575,000	3,737,500
Fees charged on Trust Account	37,500	32,083
Changes in operating assets and liabilities:
Prepaid expenses	55,373	(179,022)
Accrued expenses	(23,395)	111,193
Net cash used in operating activities	(953,674)	(666,202)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(200,000,000)
Cash withdrawn from Trust Account to redeeming shareholders	64,898,081	—
Investment of cash into Trust Account by Sponsor	(813,190)	—
Net cash provided by (used in) investing activities	64,084,891	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	196,000,000
Proceeds from sale of Private Placement Warrants	—	6,250,000
Repayment of promissory note – related party	—	(175,000)
Redemption of common stock	(64,898,081)	(372,228)
Advances from related party	813,190
Net cash (used in) provided by financing activities	(64,084,891)	201,702,772

Net Change in Cash	(953,674)	1,036,570
Cash – Beginning	955,800	27,831
Cash – Ending	$2,126	$1,064,401

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$—	$196,730,600
Change in value of ordinary shares subject to possible redemption	$(48,629,141)	$686,640

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

At June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Procaps Group, S.A., a public limited liability company governed by the laws of the Grand Duchy of Luxembourg (“Procaps”) (see Note 5). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On April 16, 2021, the Company also agreed to deposit a maximum total of $0.12 into the trust account for each of the Shares that are not redeemed in connection with the Extraordinary General Meeting (the “Contribution”). The terms of the Contribution are that each month of the Extension a deposit in an amount equal to $0.02 will be made into the trust account until completion of the business combination. The first payment into the trust account occurred on April 22, 2021 and will recur for each month that is needed by the Company to complete an initial business combination during the Extension. The Company paid $271,063 on April 22, 2021, May 22, 2021 and June 22, 2021 for a total of 813,190.

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

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2020 as filed with the SEC on June 11, 2021, which contains the audited financial statements and notes thereto. The financial information as of September 30, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the years ended September 30, 2020 and 2019. The interim results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending September 30, 2021 or for any future interim periods.

Liquidity and Going Concern

As of June 30, 2021, the Company had $2,126 in its operating bank accounts, $137,245,382 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $891,110. As of June 30, 2021, approximately $1,412,357 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through October 22, 2021 (approved extension date), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and September 30, 2020, respectively, there are 13,533,164 and 17,173,106 ordinary shares subject to possible redemption presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and September 30, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

The Company’s condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary shares outstanding. Net loss per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Redeemable Ordinary Shares
Numerator: Earnings allocable to Redeemable Ordinary Shares
Interest Income	$6,676	$95,656	$44,435	$1,317,097
Net Earnings	$6,676	$95,656	$44,435	$1,317,097
Denominator: Weighted Average Redeemable Ordinary Shares
Redeemable Ordinary Shares, Basic and Diluted	14,842,531	20,000,000	18,293,485	20,000,000
Earnings/Basic and Diluted Redeemable Ordinary Shares	$0.00	$0.00	$0.00	$0.07

Non-Redeemable Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(5,480,906)	$(3,702,423)	$(5,553,717)	$(3,050,859)
Redeemable Net Earnings	(6,676)	(95,656)	(44,435)	(1,317,097)
Non-Redeemable Net Income (Loss)	$(5,487,582)	$(3,798,079)	$(5,598,152)	$(4,367,956)
Denominator: Weighted Average Non-Redeemable Ordinary Shares (1)
Non-Redeemable Ordinary Shares, Basic and Diluted	5,000,000	5,000,000	5,000,000	5,000,000
Income (Loss) /Basic and Diluted Non-Redeemable Ordinary Shares	$(1.10)	$(0.76)	$(1.12)	$(0.87)

(1)	For the three and nine months ended June 30, 2021 and 2020, basic and diluted shares are the same as there are no securities that are dilutive to the shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2021 and September 30, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying unaudited condensed interim financial statements, primarily due to their short-term nature, except for the warrant liabilities (see Note 7).

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,500,000 Units at $10.00 per Unit. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share (see Note 7).

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

Support Services

The Company entered into an agreement, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of one of the Company’s directors a monthly fee of $10,000 for office space, utilities and administrative support. For the three and nine months ended June 30, 2021 and 2020, the Company incurred $30,000, $30,000, $85,000 and $90,000 in fees for these services, respectively. At June 30, 2021 and September 30, 2020, $60,000 and $115,000 of such fee is included in accrued expenses in the accompanying unaudited condensed interim balance sheets.

The Company also pays its Chief Operating Officer a $10,000 per month consulting fee, commencing on October 17, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation. For the three and nine months ended June 30, 2021 and 2020, the Company incurred and paid $30,000 and $90,000, respectively, in fees for these services.

Advances from Related Party

As of June 30, 2021, the Sponsor paid $813,190 on behalf of the Company in connection with the Contribution as described in Note 1. The advances are non-interest bearing and are currently due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers, directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. There are no borrowings under the working capital loans to date. As of June 30, 2021 and September 30, 2020, no Working Capital Loans were outstanding.

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and/or results of its operations, the specific impact is not readily determinable as of the date of these unaudited condensed interim financial statements. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Nomura Agreement

On April 12, 2021, the Company announced that it has entered into an agreement (the “Support Agreement”) with Nomura Securities International, Inc. (“Nomura”) to support the special resolution (“Extension Amendment Proposal”) to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination from April 22, 2021 to October 22, 2021 (the “Extension”). Pursuant to the Support Agreement, Nomura agrees (i) to use reasonable efforts to acquire up to 1,900,000 Shares (the “Maximum Number of Shares”) prior to April 16, 2021 and (ii) that it will not make an Election with respect to any Shares it purchases under the terms of the Support Agreement and will use reasonable efforts to withdraw any outstanding Election previously made with respect to such Shares. Pursuant to the Support Agreement, the Company agrees to pay Nomura an amount in cash equal to (i) the Maximum Number of Shares multiplied by (ii) $10.07 multiplied by (iii) 0.01, subject to certain adjustments. Nomura acquired 1,200,000 shares in connection with this agreement and the Company paid $156,360 to Nomura which is recorded in the statement of operations for the three and nine months ended June 30, 2021.

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and September 30, 2020, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 150,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At June 30, 2021 and September 30, 2020, there were 5,000,000 and 7,826,894 ordinary shares issued and outstanding, excluding 13,553,164 and 17,173,106 ordinary shares subject to possible redemption, respectively.

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

The Company determined the ordinary shares subject to redemption to be equal to the redemption value of approximately $10.00 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Investment and associated Subscription Agreements entered into on March 31, 2021, it was concluded that the redemption value should include all Public Shares resulting in the ordinary shares subject to possible redemption being equal to $135,101,919. This resulted in a measurement adjustment to the initial carrying value of the ordinary shares subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active or financial instruments for which significant inputs to models are observable (including but not limited to quoted prices for similar securities, interest rates, foreign exchange rates, volatility, and credit risk, either directly or indirectly;

Level 3:	Prices or valuations that require significant unobservable input (including Management’s assumptions in determining fair value measurement).

At June 30, 2021, assets held in the Trust Account were comprised of $271,213 in cash, $99,994,737 in U.S. Treasury Bills and $36,979,432 in money market funds, which are invested in U.S. Treasury securities.

At September 30, 2020, assets held in the Trust Account were comprised of $46,650 in cash and $201,276,689 in U.S. Treasury Bills.

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	September 30, 2020
Assets:
Investments held in the Trust Account	1	$137,245,382	$201,276,435
Liabilities:
Warrant liabilities – Public Warrants	1	$18,200,000	$15,000,000
Warrant liabilities – Private Placement Warrants	3	$11,875,000	$10,500,000

The gross holding losses and fair value of held-to-maturity securities at June 30, 2021 are presented below.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
June 30, 2021	U.S. Treasury Securities (Mature on 11/04/2021)	1	$99,994,737	$(12,737)	$99,982,000
			$99,994,737	$(12,737)	$99,982,000

The gross holding losses and fair value of held-to-maturity securities at September 30, 2020 are presented below.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
September 30, 2020	U.S. Treasury Securities (Mature on 10/22/2020)	1	$26,298,490	$195	$26,298,685
September 30, 2020	U.S. Treasury Securities (Mature on 10/29/2020)	1	$24,998,590	$(340)	$24,998,250
September 30, 2020	U.S. Treasury Securities (Mature on 11/5/2020)	1	$49,994,033	$1,967	$49,996,000
September 30, 2020	U.S. Treasury Securities (Mature on 11/27/2020)	1	$49,993,862	$(1,362)	$49,992,500
September 30, 2020	U.S. Treasury Securities (Mature on 12/10/2020)	1	$49,991,714	$(714)	$49,991,000
			$201,276,689	$(254)	$201,276,435

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within loss on warrant liabilities in the condensed statements of operations.

The Private Placement Warrants were valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Public Warrants were initially valued using a Monte Carlo simulation. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units was classified as Level 1 due to the use of an observable market quote in an active market. The primary unobservable input utilized in determining the fair value of the ordinary shares. The expected volatility was initially derived from observable public warrant pricing on comparable ‘blank check’ companies without an identified target.

Inherent in a Black Scholes Option Pricing Model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Public and Private Placement Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Public and Private Placement Warrants. The term to expiration was calculated as the contractual term of the Public and Private Placement Warrants, assuming one year to a Business Combination from the IPO date. Finally, the Company does not anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly.

UNION ACQUISITION CORP. II
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

The following table presents the quantitative information regarding Level 3 fair value measurement inputs at their measurement dates:

	As of June 30, 2021	As of September 30, 2020
Share Price	$10.09	$9.93
Term (in years)	5.3	5.5
Volatility	24.2%	23.5%
Risk-free rate	0.92%	0.33%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended June 30, 2021 is summarized as follows:

Private Placement
Fair value as of October 1, 2020	$10,500,000
Change in fair value of derivative warrant liabilities	1,875,000
Fair value as of December 31, 2020	12,375,000
Change in fair value of derivative warrant liabilities	(1,000,000)
Fair value as of March 31, 2021	11,375,000
Change in fair value	500,000
Fair value as of June 30, 2021	$11,875,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended June 30, 2021 and 2020.

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

For the three months ended June 30, 2021, we had net loss of $5,480,906, which consists of general and administrative expenses of $387,582 and change in fair value of warrant liabilities of $5,100,000, offset by interest earned on marketable securities held in Trust Account of $6,676.

For the nine months ended June 30, 2021, we had net loss of $5,553,717, which consists of general and administrative expenses of $1,023,152 and change in fair value of warrant liabilities of $4,575,000, offset by interest earned on marketable securities held in Trust Account of $44,435.

For the three months ended June 30, 2020, we had net loss of $3,702,423, which consisted of general and administrative expenses of $173,079 and change in fair value of warrant liabilities of $3,625,000, offset by interest earned on marketable securities held in the Trust Account of $95,656.

For the nine months ended June 30, 2020, we had net loss of $3,050,859, which consisted of general and administrative expenses of $630,456 and change in fair value of warrant liabilities of $3,737,500, offset by interest earned on marketable securities held in the Trust Account of $1,317,097.

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

For the nine months ended June 30, 2021, net cash used in operating activities was $953,674. Net loss of $5,553,717 was affected by interest earned on marketable securities of $44,435, a non-cash charge derived from the change in fair value of warrant liabilities of $4,575,000, fees charged on the Trust Account of $37,500 and changes in operating assets and liabilities, which provided $31,978 of cash from operating activities.

For the nine months ended June 30, 2020, net cash used in operating activities was $666,202. Net loss of $3,050,859 was impacted by interest earned on marketable securities of $1,317,097, fees charged on the Trust Account of $32,083 and changes in operating assets and liabilities, which used $67,829 of cash from operating activities.

At June 30, 2021, we had cash and marketable securities held in the Trust Account of $137,245,382. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable) to complete our initial Business Combination. We may withdraw interest from the Trust Account to pay taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

At June 30, 2021, we had cash of $2,126 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

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

Liquidity and Going Concern

As of June 30, 2021, the Company had $2,126 in its operating bank accounts, $137,245,382 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $891,110. As of June 30, 2021, approximately $1,412,357 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through October 22, 2021 (approved extension date), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on June 11, 2021 and its Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on June 11, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION ACQUISITION CORP. II

Date: August 13, 2021		/s/ Kyle P. Bransfield
	Name:	Kyle P. Bransfield
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)